Form 10-Q
period 2000-06-30
OPTIMARK TECHNOLOGIES INC
filed 2000-08-14
CIK 1062023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                    000-30527
                            (Commission file number)

                             OPTIMARK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                     22-3730995
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


10 EXCHANGE PLACE CENTRE, 24TH FLOOR, JERSEY CITY, NJ               07302
 (Address of Principal Executive Offices)                         (Zip Code)

                                 (201) 536-7112
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 10, 2000, the number of shares outstanding of the registrant's common stock was 35,872,057.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2000 and December
                  31, 1999.                                                         Page 4

                  Consolidated Statements of Operations for the Six Months and
                  Three Months Ended June 30, 2000 and June 30, 1999.               Page 5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2000 and June 30, 1999.                                  Page 6

                  Consolidated Statement of Stockholders' Equity for the Six
                  Months Ended June 30, 2000.                                       Page 7-8

                  Notes to Consolidated Financial Statements.                       Page 9-13

Item 2.           Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations.                                        Page 14-20


Item 3.           Quantitative and Qualitative Disclosures About Market Risk        Page 21

Item 5.           Other Information                                                 Page 22


                           PART II - OTHER INFORMATION

Item 6 (a). Exhibits

      Exhibit 27.1      Financial Data Schedule.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in
Part I, Item 2 - "Financial Information Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect", "anticipate", "contemplate", "intend", "plan", "believe", "estimate", "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading, "Business - Risk Factors" in the Company's Report for Form 10/A-2 as filed with the SEC and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,              December 31,
                                                                                              2000                    1999
                                                                                    -----------------------------------------------
                                                                                          (unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 22,505,711               $  62,637,410
  Receivable from affiliate                                                                1,805,309                           -
  Receivables                                                                                 92,494                     672,882
  Other current assets                                                                     4,127,640                   5,140,562
                                                                                        ------------               -------------
          Total current assets                                                            28,531,154                  68,450,854

PROPERTY AND EQUIPMENT - Net                                                              16,180,364                  19,967,364

CAPITALIZED SOFTWARE COSTS  - Net                                                          8,766,699                  10,816,389

INTANGIBLE ASSETS - Net                                                                   26,840,003                  27,849,752

OTHER ASSETS                                                                               2,243,195                   2,595,748
                                                                                        ------------               -------------
TOTAL                                                                                   $ 82,561,415               $ 129,680,107
                                                                                        ------------               -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Current liabilities:
    Accounts payable and accrued liabilities                                             $ 7,429,601               $  10,453,825
    Accrued compensation                                                                   3,071,642                   1,613,613
    Current portion of capital leases payable                                              4,456,111                   4,186,624
    Accrued restructuring                                                                          -                   1,360,761
    Other current liabilities                                                                266,957                     601,937
                                                                                        ------------                ------------
          Total current liabilities                                                       15,224,311                  18,216,760

CAPITAL LEASES PAYABLE, LESS CURRENT
  PORTION                                                                                  2,517,157                   4,814,696

OTHER LIABILITIES                                                                            178,896                     123,891
                                                                                        ------------                ------------
           Total liabilities                                                              17,920,364                  23,155,347
                                                                                        ------------                ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized and unissued 17,277,932 and 16,952,932 at June 30, 2000 and December 31, 1999, respectively.

  Series A preferred stock, convertible and participating, $0.01 par value;
    3,222,068 and 3,547,068 shares authorized; 3,222,068 and 3,472,068 shares issued and outstanding at June 30, 2000 and December
    31, 1999, respectively .                                                                  32,221                      34,721
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized, issued and outstanding
    at June 30, 2000 and December 31, 1999.                                                  110,000                     110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at June 30, 2000 and December 31, 1999.                                                   82,500                      82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at June 30, 2000 and December 31, 1999 .                                                   2,500                       2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; 36,612,057 and 36,496,057 shares issued
    and outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                                             366,121                     364,961
  Warrants, common stock                                                                  35,686,523                  35,686,523
  Additional paid-in capital                                                             301,662,055                 309,564,789
  Accumulated deficit                                                                   (273,292,793)               (229,284,323)
  Accumulated other comprehensive loss                                                        (8,076)                    (36,911)
  Treasury stock, Series A preferred; 250,000 shares,
    at cost                                                                                       -                  (10,000,000)
                                                                                        ------------               -------------
          Total stockholders' equity                                                      64,641,051                 106,524,760
                                                                                        ------------               -------------
TOTAL                                                                                   $ 82,561,415               $ 129,680,107
                                                                                        ============               =============


                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)





                                                                  Three months ended                      Six months ended
                                                                        June 30,                              June 30,
                                                      ----------------------------------------  -----------------------------
                                                               2000            1999                    2000          1999
                                                      ----------------------------------------  -----------------------------


REVENUE:
  Revenue from affiliate                                 $ 2,878,833               -             $ 5,784,022                -
  Revenue, other                                             147,857       $ 291,054                 321,440        $ 631,472
                                                         -----------      -----------             -----------      -----------
          Total revenue                                    3,026,690         291,054               6,105,462          631,472
                                                         -----------      -----------             -----------      -----------
EXPENSES:

  Research and development                                 8,753,325       7,452,995              17,531,734       12,861,590
  Communications and data center                           7,500,867       7,527,854              14,946,725       12,811,836
  Business development                                     2,242,335       3,282,311               4,518,875        6,267,786
  General and administrative                               2,083,519       3,043,490               4,183,841        5,565,459
  Depreciation and amortization                            3,753,204       2,034,008               7,517,698        2,998,893
  Restructuring expense                                       83,035               -               2,107,420               -
  Warrant compensation expense                                 7,271       6,799,856                  14,542        6,802,280
                                                         -----------      -----------             -----------      -----------

          Total expenses                                  24,423,556      30,140,514              50,820,835       47,307,844
                                                         -----------      -----------             -----------      -----------
OTHER (INCOME)/EXPENSES:
  Interest income                                           (463,907)       (527,552)             (1,220,835)      (1,179,019)
  Interest expense                                           240,835         265,341                 513,932          457,312
  Equity in income of investee                                     -          69,112                      -            69,112
  Gain on recovery of bad debt                                     -         (90,760)                     -           (90,760)
                                                         -----------     ------------             -----------      -----------

                                                            (223,072)       (283,859)               (706,903)        (743,355)
                                                         -----------     ------------             -----------      -----------
NET LOSS                                                 (21,173,794)    (29,565,601)            (44,008,470)     (45,933,017)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments                    37,717           (6,688)                (8,076)         (10,204)
                                                       -------------    -------------          --------------   --------------
COMPREHENSIVE LOSS                                     $ (21,136,077)   $ (29,572,289)         $ (44,016,546)   $ (45,943,221)
                                                       =============    =============          ==============   ==============
EARNINGS PER SHARE:
  Basic and diluted                                    $       (0.58)   $       (0.83)         $       (1.20)   $       (1.35)
                                                       =============    =============          ==============   ==============
  Weighted average number of common
     shares outstanding - basic and diluted               36,606,954       35,748,193             36,612,057        33,930,186



                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                           Six months ended
                                                                               June 30,
                                                           --------------------------------------------------
                                                                    2000                     1999
                                                           --------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (44,008,470)             $ (45,933,017)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Interest on note receivable                                                 -                    (21,472)
    Value assigned to warrants issued as compensation                      14,542                  6,802,278
    Value assigned to options in connection with
      restructuring                                                     1,890,315                          -
    Depreciation and amortization                                       7,517,698                  2,959,717
    Loss from investment in joint venture                                       -                     69,112
    Loss on disposal of assets                                            155,126                          -
    Changes in operating assets and liabilities:
      Receivables                                                      (1,224,921)                  (193,019)
      Other assets                                                      1,350,933                 (3,848,604)
      Accounts payable and accrued liabilities                         (2,898,122)                 2,367,200
      Other liabilities                                                  (240,801)                    99,666
                                                                    -------------              -------------
          Net cash used in operating activities                       (37,443,700)               (37,698,139)
                                                                    -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (590,570)                (4,645,600)
  Purchases of software licenses                                         (293,331)                  (784,826)
  Payments on capitalized software costs                                        -                 (7,201,037)
  Proceeds from disposal of assets                                         18,343                          -
                                                                    -------------              -------------
          Net cash used in investing activities                          (865,558)               (12,631,463)
                                                                    -------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants for common stock                           -                  5,934,484
  Proceeds from exercise of options for common stock                      205,611                    691,000
  Proceeds from term loan                                                       -                    999,653
  Payments on capital leases                                           (2,028,052)                (1,275,325)
                                                                    -------------              -------------

          Net cash (used in) provided by financing activities          (1,822,441)                 6,349,812
                                                                    -------------              -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (40,131,699)               (43,979,790)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  62,637,410                 63,839,270
                                                                    -------------              -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  22,505,711              $  19,859,480
                                                                    -------------              -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash payments for interest                                       $    513,932               $     457,312

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
   Increase in capital leases                                       $           -              $   5,586,568

   Acquisition of license                                           $           -              $  28,000,000



                     OPTIMARK HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)




                                          Series A                     Series B                          Series C
                                        Convertible                 Convertible                        Convertible

                                      Preferred Stock             Preferred Stock                    Preferred Stock
                                   Shares          Amount       Shares          Amount            Shares            Amount
-------------------------------------------------------------------------------------------- ------------------------------------

Balance, January 1, 2000        3,472,068         $34,721   11,000,000        $110,000          8,250,000           $82,500

Options exercised

Warrants forfeited

Retirement of treasury stock     (250,000)         (2,500)

Restructuring option charge

Net loss

Other comprehensive loss

-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000          3,222,068         $32,221   11,000,000        $110,000          8,250,000           $82,500
===================================================================================================================================




                                      Series D
                                    Convertible                                         Common Stock
                                                          --------------------------------------------------------------------------
                                  Preferred Stock                Voting                 Non-Voting                    Total
                                Shares     Amount       Shares          Amount    Shares           Amount      Shares       Amount
--------------------------------------------------- --------------------------------------------------------------------------------

Balance, January 1, 2000       250,000      $2,500   35,756,057        $357,561    740,000         $7,400     36,496,057     364,961

Options exercised                                       116,000           1,160                                  116,000       1,160

Warrants forfeited

Retirement of treasury stock

Restructuring option charge

Net loss

Other comprehensive loss

------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000         250,000      $2,500   35,872,057        $358,721    740,000         $7,400     36,612,057    $366,121
====================================================================================================================================


                     OPTIMARK HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)





                                                   Common Stock
                                                     Warrants                       Additional
                                      ----------------------------------------       Paid-In             Accumulated
                                            Shares              Amount               Capital               Deficit
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000             46,389,819         $35,686,523              $309,564,789         ($229,284,323)

Options exercised                                                                     204,451

Warrants forfeited                     (124,000)

Retirement of treasury stock                                                       (9,997,500)

Restructuring option charge                                                         1,890,315

Net loss                                                                                                (44,008,470)

Other comprehensive loss

--------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000               46,265,819         $35,686,523              $301,662,055         ($273,292,793)
==========================================================================================================================







                                            Treasury Stock
                                    -----------------------------      Accumulated
                                       Series A         Series A          Other           Total
                                      Preferred        Preferred      Comprehensive   Stockholders'
                                        Shares           Amount           Loss           Equity
--------------------------------------------------------------------------------------------------
Balance, January 1, 2000               (250,000)    ($10,000,000)       ($36,911)     $106,524,760

Options exercised                                                                          205,611

Warrants forfeited                                                                             -

Retirement of treasury stock            250,000       10,000,000                               -

Restructuring option charge                                                              1,890,315

Net loss                                                                               (44,008,470)

Other comprehensive loss                                                  28,835            28,835

--------------------------------------------------------------------------------------------------

Balance, June 30, 2000                        0               $0         ($8,076)     $ 64,641,051
===================================================================================================


OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

1.       GENERAL INFORMATION

OptiMark was founded in 1996 as the successor to a company that had begun developing the OptiMark equities trading system in 1994. On June 12, 2000, OptiMark established a holding company and placed the exchange solutions business (formerly referred to as the electronic markets business) and US equities business into two separate operating subsidiaries, OptiMark, Inc. and OptiMark US Equities, Inc., respectively. A detailed description of this business restructuring was previously filed with the SEC as Exhibit 2.1 ("Agreement and Plan of Merger") to the Company's Form 10/A-2 which became effective on June 30, 2000.

In the exchange solutions business, OptiMark licenses matching engines and systems to exchanges, markets and managers of communities where buyers and sellers exchange information about a particular topic or product. Revenue is generated from consulting fees related to the customization of the matching engine and systems to each market entered into and from royalties from the licensing of the matching engine technology. Additionally, the Company also seeks an equity position in the markets and communities with whom the Company consults with and licenses its technology.

The US equities business, operated through two wholly owned subsidiaries, OptiMark Services, Inc. and OptiMark OTC Services, Inc., has created, developed and implemented matching engines for the buying and selling of equities for the Pacific Exchange and the Nasdaq, respectively. The OptiMark equities trading system uses a computer implemented matching algorithm designed to allow traders to preserve their anonymity and maintain the confidentiality of their positions and trading strategies, permitting them to avoid the market impact that might otherwise result from the disclosure of that information. Unlike the exchange solutions business, where the Company licenses the matching technology to third parties, in the US Equities business, the Company has so far chosen to maintain full management and ownership of the business.

CONTINUATION AS A GOING CONCERN - The Company's December 31, 1999 audited financial statements disclosed that while the financial statements have been prepared assuming it will continue to operate as a going concern, there is substantial doubt as to its ability to do so. To date, the Company has generated insufficient revenue to meet its operating expenses and has met its cash needs through equity financing and equipment leasing.

At June 30, 2000 the Company had approximately $22,500,000 of cash. At current rates of expenditure, the Company believes this cash would suffice to allow it to continue operations through the middle of October 2000. In order to be able to continue operations beyond that point, the Company is pursuing the following initiatives:

Reduce expenses. The major focus of our plan is to reduce expenses, chiefly in our US equities business. In June 2000 we renegotiated the terms of a contract between the Company and our network services provider. The amended terms call for a total savings of approximately $1.5 million over a six-month period beginning June 2000, in addition to the deferral of a maximum of $1.5 million over a three-month period beginning September 2000. The Company believes it can achieve substantial further savings in the near term through renegotiations of data equipment contracts. In addition, through efforts currently underway to consolidate, or possibly sell, the US equities business, the Company believes it can substantially reduce operating expenses. With these measures the Company expects to be able to reduce operating costs enough to allow it to continue operations with existing cash into the first quarter of 2001.

Additional capital. We have commenced discussions with several parties, including major existing stockholders, with a view to raising additional equity capital, and believe that we could obtain significant funds in this manner. However, we believe that the terms on which such financing would be available will improve substantially as we make progress in reducing expenses and pursuing our current business strategy. Accordingly, at this point we do not plan to seek firm financing commitments before late in the third quarter of 2000.

Pursue business strategy. We are actively pursuing applications of our technology through strategic alliances in electronic business-to-business markets, and have recently announced several such alliances. In addition, we expect that our system will be operational as a facility of the Osaka Stock Exchange by the end of the third quarter. While any short-term revenue impact of these initiatives is likely to be modest, we believe they are nonetheless important in the near term in convincing potential sources of additional financing to invest on the most favorable terms.

2.    PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

PRESENTATION - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Companies in which OptiMark has equity investments of 50% or less and has the ability to exercise significant influence are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1999 included in the Company's Report on Form-10/A-2 as filed with the SEC.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS - During 2000, the Financial Accounting Standards Board issued Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation. This interpretation will be applicable to the Company's third quarter consolidated financial statements. Management of the Company does not expect the adoption of such interpretation to have a material effect on the Company's consolidated financial statements.

3.    BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement 128, "Earnings per Share". Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants, convertible securities and potentially dilutive issuances as their inclusion would be antidilutive.

4.    ACCRUED RESTRUCTURING

The Company recorded approximately $2,024,000 of restructuring charges in the first quarter of 2000 associated with a workforce reduction of seven employees. Included in this amount is approximately $1,835,000 representing the charge associated with the revaluation of options associated with these terminated employees, the remaining balance of approximately $189,000 includes notice period salaries of approximately $121,000, severance of approximately $41,000 and vacation pay and other employee related costs of approximately $27,000.

The Company recorded approximately $80,000 of restructuring charges in the second quarter of 2000 associated with a workforce reduction of one employee. Included in this amount is approximately $56,000 representing the charge associated with the revaluation of the terminated employee's options, the remaining balance of approximately $24,000 includes notice period salary of approximately $17,000, severance of approximately $4,000 and vacation pay and other employee related costs of approximately $3,000.

As of June 30, 2000 all payments associated with the employee layoffs in the fourth quarter of 1999 and the first and second quarters of 2000, have been paid. Of the approximately $1,882,000 accrued for in 1999 and the approximately $213,000 accrued for in 2000, (for an aggregate restructuring accrual of approximately $2,095,000), the actual costs incurred were approximately $2,098,000. This under accrual of approximately $3000 was included in the restructuring expense in the second quarter of 2000.

5.    SEGMENTS

At June 30, 2000, the Company operates in two industry segments, the U.S. Equity Business and the Exchange Solutions Business. At June 30, 1999 the company operated in one industry segment, the U.S. Equity Business. As of June 30, 2000, costs incurred and revenues earned in connection with the Pacific Exchange and Nasdaq comprised the US Equity Business and costs incurred and revenue earned with the Japan Joint Venture and costs incurred in new business development comprised the Exchange Solutions Business. Assets of the segment groups are not relevant for management of the business nor for disclosure.


                                    THREE MONTHS ENDED JUNE 30, 2000
                                    --------------------------------

                                      US EQUITY         EXCHANGE SOLUTIONS
                                       BUSINESS             BUSINESS            CONSOLIDATED
                                    --------------   -----------------------  ----------------


Revenue                               $   147,857         $    2,878,833          $ 3,026,690
Operating Expenses excluding
  depreciation and amortization       (16,929,660)            (3,740,692)         (20,670,352)
Depreciation and amortization          (3,265,331)              (487,873)          (3,753,204)
Total expenses                        (20,194,991)            (4,228,565)         (24,423,556)
Net non-operating income                  223,072                 -                   223,072

Net Loss                              (19,824,062)            (1,349,732)         (21,173,794)



                               SIX MONTHS ENDED JUNE 30, 2000
                               ------------------------------

                                       US EQUITY        EXCHANGE SOLUTIONS
                                        BUSINESS             BUSINESS            CONSOLIDATED
                                     -------------      ------------------       ------------

Revenue                               $    321,440        $   5,784,022          $  6,105,462
Operating Expenses excluding
  depreciation and amortization        (36,243,856)          (7,059,281)          (43,303,137)
Depreciation and amortization           (6,538,401)            (979,297)           (7,517,698)
Total expenses                         (42,782,257)          (8,038,578)          (50,820,835)
Net non-operating income                   706,903                 -                  706,903
Net Loss                               (41,753,914)          (2,254,556)          (44,008,470)



6. INCOME TAXES

The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2004, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties regarding realizability of the deferred tax assets, the Company has provided a valuation allowance on the deferred tax asset in an amount necessary to reduce the net deferred tax asset to zero.

7.    STOCKHOLDERS' EQUITY

In January 2000, the Company retired 250,000 shares of Series A Participating Preferred Stock that was held in treasury. Such shares were returned to authorized, but unissued preferred stock.

In March 2000, in connection with a workforce reduction of seven employees, approximately $1,835,000 was recorded in additional paid-in capital, representing the charge associated with the revaluation of these employee stock options.

In April 2000, in connection with a workforce reduction of one employee, approximately $56,000 was recorded in additional paid-in capital, representing the charge associated with the revaluation of the employee's stock options.

8.    STOCK OPTIONS


Options outstanding at January 1, 2000                       6,946,060

Options granted during six months ended June 30, 2000        8,762,100
Options exercised during six months ended June 30, 2000       (116,000)
Options canceled during six months ended June 30, 2000      (1,702,650)
                                                          --------------
Options outstanding at June 30, 2000                        13,889,510
                                                          ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


History of Losses

      We have experienced losses each quarter since our inception, and losses are expected to continue for the foreseeable future. As of June 30, 2000, our accumulated deficit was approximately $273,293,000.

Limited Operating History and Changing Business Model

      We have a limited operating history that makes it difficult to forecast future operating results. Prior to late 1998, our main business focus was the US equities business. We have spent most of our capital to develop and implement the OptiMark equities trading system for use on the Pacific Exchange and Nasdaq. During late 1998, we began to expand our focus to include financial and other markets other than US equities through our exchange solutions business. As of June 30, 2000, we entered into four ventures through this business segment of which only one, Japan OptiMark Systems, has generated revenue. It is anticipated that the Company will begin to recognize revenue in the other ventures in the fourth quarter of 2000.

      In our US equities business we incur all traditional operating expenses including research and development, business development including sales and marketing and operations expense including data center, customer network and customer support. In this business model, we have so far chosen to maintain full management and ownership of the business.

      In our exchange solutions business we intend to enter additional new markets through joint venture relationships with partners who have relevant market expertise in the market being entered. We anticipate that the capital for these ventures will be contributed mainly by our joint venture partner or by outside investors, not by us. We will license our matching engine technology and intend to charge royalties. We will support the joint ventures through development and service agreements and intend to charge for these services. This may allow us to enter many markets simultaneously. We have limited experience with this new business model and there is a risk that it will not be successful.

      The exchange solutions business is viewed by the management of the Company as being essential to the possible continuation of the Company as a going concern due to the lack of success in the US Equities business. In that sense, the exchange solutions business represents more than a logical diversification or extension of the applications of the Company's technology, but rather a potentially successful change from the prior business model which may be essential to the Company's ability to attract additional equity financing.

Results of Operations

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

      Revenue. We began to recognize revenue in January 1999 when the OptiMark equities trading system was launched on the Pacific Exchange. In July 1999, we began to recognize revenue for consulting services to Japan OptiMark Systems for development of the OptiMark equities trading system for the Osaka Securities Exchange. In October 1999, the OptiMark equities trading system was launched on the Nasdaq. All of the $291,054 of revenue for the second quarter of 1999 was earned from the Pacific Exchange. Of the $3,026,690 earned in the second quarter of 2000, $2,878,833 was earned from consulting services to Japan OptiMark Systems and $147,857 was earned from transaction fees for use of the system on both the Pacific Exchange and Nasdaq.

      Operating Expense. Total operating expenses for the quarter ended June 30, 2000 totaled $24,423,556 as compared to $30,140,514 for the quarter ended June 30, 1999. The following is an explanation of the increase or decrease in the components of each operating expense:

      Research and Development Expense. We incurred research and development expense for the second quarter of 2000 of $8,753,325 as compared to $7,452,995 for the second quarter of 1999. This increase of $1,300,330 is primarily attributable to $3,182,000 of research and development costs being capitalized in the second quarter of 1999 in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in connection with the development of the Pacific Exchange and Nasdaq application. There were no such costs capitalized in the three month period ended June 30, 2000. Had such costs been expensed in 1999 the difference between the current period and prior period would have been a decrease of approximately $1,882,000. This decrease is primarily attributable to a decrease in salary and employee related expenses as a result of a reduction in the research and development work force. Costs expensed and incurred in the three month period ended were primarily related to equipment leasing, support and enhancement for the Pacific Exchange and Nasdaq systems of approximately $6,438,000, consulting services associated with the development of the Osaka Securities application of approximately $1,770,000 and research of new business ventures of approximately $545,000.

      Communications and Data Center Expense. We incurred communications and data center expense for the second quarter of 2000 of $7,500,867 as compared to $7,527,854 for the second quarter of 1999. This decrease of $26,987 is attributable primarily to the decrease in the number of employees associated with the OptiMark Information Center that provides customer support for the Pacific Exchange system and the Nasdaq system, offset by the implementation of the Nasdaq production data center in the third and fourth quarter of 1999, resulting in an increase in equipment leasing and maintenance costs, as well as an increase in the number of users who were given network access to the system.

      Business Development. We incurred business development expense for the second quarter of 2000 of $2,242,335 as compared to $3,282,311 for the second quarter of 1999. This decrease of $1,039,976 is primarily attributable to the Company incurring greater costs associated with obtaining third party attestation over certain capacity, integrity and security objectives of the OptiMark equities trading system in the prior period as compared with the current period. Additionally, the Company realized salary and employee related expense reductions as a result of a decrease in the number of employees in the business development work force from the prior period to the current period.

      General and Administrative Expense. We incurred general and administrative expense for the second quarter of 2000 of $2,083,519 as compared to $3,043,490 for the second quarter in 1999. This decrease of $959,971 is attributable primarily to a decrease in the number of employees and a decrease in professional fees, corporate travel and entertainment and general office expenses.

      Depreciation and Amortization Expense. We incurred depreciation and amortization expense in the second quarter of 2000 of $3,753,204 as compared to $2,034,008 in the second quarter of 1999. The increase of $1,719,196 is primarily attributable to the depreciation of computer equipment and software purchased in the second, third and fourth quarters of 1999 for the integration of the Nasdaq application and the amortization of certain intangible assets. These intangible assets include software licenses used for development and production, capitalized internal software development costs and production software licenses from a third party software developer for the Pacific Exchange and Nasdaq systems in which amortization began in February and October 1999, respectively. Additionally, an intangible asset of $28,000,000 was recorded in May 1999 from the issuance of 2,000,000 shares of our common stock in consideration for the termination of a license previously granted to High Performance Markets, Ltd. to use our matching engine technology in non-financial markets. This intangible asset is being amortized over a 15-year period.

      Restructuring Expense. We recorded a restructuring charge in the second quarter of 2000 of $83,035 associated with a workforce reduction of one employee. Included in this amount is approximately $56,000 representing the charge associated with the revaluation of the terminated employee's options, the remaining balance of approximately $27,000 includes notice period salary of approximately $17,000, severance of approximately $4,000, vacation pay and other employee related costs of approximately $3,000 and approximately $3,000 from an under accrual of 1999 restructuring charges.

      Warrant Compensation Expense. We incurred non-cash warrant compensation expense for the second quarter of 2000 of $7,271 as compared to $6,799,856 for the second quarter of 1999. This decrease of $6,792,585 is attributable to certain warrants being charged to expense in the second quarter of 1999 in accordance with the Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In May 1999, we issued to five holders of series B convertible participating preferred stock warrants to acquire 1,666,667 shares of our common stock at $10 per share. In connection with this issuance, we recorded a non-cash expense of approximately $6,786,000 (the value using the Black-Scholes model). All of these warrants expired unexercised in June 1999.

      Other Income and Expense. Other income and expense includes interest income, interest expense, loss in investee and gain on recovery of bad debt. Other income, net, was $223,072 for the second quarter of 2000 compared to $283,859 for the second quarter of 1999. This decrease of $60,787 is primarily attributable to a decrease in interest income attributable to different investment decisions made during the current period versus the prior period. Additionally, approximately $91,000 of income associated with the partial repayment of a bad debt previously written off, was recognized in 1999, partially offset by the recognition of a loss in investee of approximately $69,000.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

      Revenue. All of the $631,472 of revenue for the six months ended June 30, 1999 was earned from the Pacific Exchange. Of the $6,105,462 earned in the six months ended June 30, 2000, $5,784,022 was earned from consulting services to Japan OptiMark Systems and $321,440 was earned from transaction fees for use of the system on both the Pacific Exchange and Nasdaq.

      Operating Expense. Total operating expenses for the six months ended June 30, 2000 totaled $50,820,835 as compared to $47,307,844 for the six months ended June 30, 1999. The following is an explanation of the increase or decrease in the components of each operating expense:

      Research and Development Expense. We incurred research and development expense for the six months ended June 30, 2000 of $17,531,734 as compared to $12,861,590 for the six months ended June 30, 1999. This increase of $4,670,144 is primarily attributable to $6,825,000 of research and development costs being capitalized in the first six months of 1999 in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in connection with the development of the Nasdaq and Pacific Exchange application. There were no such costs capitalized in the six month period ended June 30, 2000. Had these costs been expensed in 1999, the difference between the current period and the prior period would have been a decrease of approximately $2,155,000. This decrease is primarily attributable to a decrease in salary and employee related expenses as a result of a reduction in the research and development work force of approximately 35 employees. Costs expensed and incurred in the six months ended June 30, 2000 were primarily related to hardware leasing, support and enhancement for the Pacific Exchange and Nasdaq systems of approximately $12,984,000, consulting services associated with the development of the Osaka Securities application of approximately $3,510,000 and research and development of new business ventures of approximately $1,038,000.

      Communications and Data Center Expense. We incurred communications and data center expense for the six months ended June 30, 2000 of $14,946,725 as compared to

$12,811,836 for the six months ended June 30, 1999. This increase of $2,134,889 is attributable primarily to the implementation of the Nasdaq production data center resulting in an increase in equipment leasing and maintenance costs, as well as an increase in the number of users who were given network access to the system. These increases were partially offset by a decrease in the number of employees associated with the OptiMark Information Center to provide customer support for the Pacific Exchange system and the Nasdaq system.

      Business Development. We incurred business development expense for the six months ended June 30, 2000 of $4,518,875 as compared to $6,267,786 for the six months ended June 30, 1999. This decrease of $1,748,911 is primarily attributable to the Company incurring approximately $840,000 in costs associated with obtaining third party attestation over certain capacity, integrity and security objectives of the OptiMark equities trading system during the first six months of 1999 as compared to $90,000 during the first six months of 2000. It is anticipated that additional costs associated with such attestation will be incurred in the third quarter of 2000. The remaining difference of $999,000 is attributable to a decrease in salary and employee related expenses of approximately $781,000 as a result of a reduction in the business development work force of approximately 30 employees and a reduction in marketing related expenses of approximately $218,000.

      General and Administrative Expense. We incurred general and administrative expense for the six months ended June 30, 2000 of $4,183,841 as compared to $5,565,459 for the six months ended June 30, 1999. This decrease of $1,381,618 is attributable primarily to a decrease in professional fees, corporate travel and entertainment and general office expenses.

      Depreciation and Amortization Expense. We incurred depreciation and amortization expense in the first six months of 2000 of $7,517,698 as compared to $2,998,893 in the first six months of 1999. The increase of $4,518,805 is primarily attributable to the depreciation of computer equipment and software purchased in the second, third and fourth quarters of 1999 for the integration of the Nasdaq application and the amortization of certain intangible assets. These intangible assets include software licenses used for development and production, capitalized internal software development costs and production software licenses from a third party software developer for the Pacific Exchange and Nasdaq systems in which amortization began in February and October 1999, respectively. Additionally, an intangible asset of $28,000,000 was recorded in May 1999 from the issuance of 2,000,000 shares of our common stock in consideration for the termination of a license previously granted to High Performance Markets, Ltd. to use our matching engine technology in non-financial markets. This intangible asset is being amortized over a 15-year period.

      Restructuring Expense. We recorded a restructuring charge in the first six months of 2000 of $2,107,420 associated with a workforce reduction of eight employees. Included in this amount is approximately $1,890,315 representing the charge associated with the revaluation of terminated employee options, the remaining balance of approximately

$217,000 includes notice period salaries of approximately $138,000, severance of approximately $46,000, vacation pay and other employee related costs of approximately $30,000 and approximately $3,000 from an under accrual of 1999 restructuring charges.

      Warrant Compensation Expense. We incurred non-cash warrant compensation expense for the six months ended June 30, 2000 of $14,542 as compared to $6,802,280 for the six months ended June 30, 1999. This decrease of $6,787,738 is attributable to certain warrants being charged to expense in accordance with the Emerging Issues Task Force 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In May 1999, we issued to five holders of series B convertible participating preferred stock warrants to acquire 1,666,667 shares of our common stock at $10 per share. In connection with this issuance, we recorded a non-cash expense of approximately $6,786,000 (the value using the Black-Scholes model) in May 1999. All of these warrants expired unexercised in June 1999.

      Other Income and Expense. Other income and expense includes interest income, interest expense, loss in investee and gain on recovery of bad debt. Other income, net, was $706,903 for the first six months of 2000 compared to $743,355 for the first six months of 1999. This decrease of $36,452 is primarily attributable to additional interest expense associated with capital leases entered into during the third quarter of 1999 partially offset by an increase in interest income attributable to higher interest rates in 2000. Additionally, approximately $91,000 of income associated with the partial repayment of amounts previously written off was recognized in 1999, partially offset by the recognition of a loss in investee of approximately $69,000.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000 the Company's principal sources of liquidity consisted of $22,505,711 of cash compared to $62,637,410 of cash as of December 31, 1999.

      Net cash used in operating activities was $37,443,700 and $37,698,139 for the six-month periods ended June 30, 2000 and 1999, respectively. Net operating cash flows were primarily attributable to net losses partially offset by non-cash charges for depreciation and amortization in both periods, the value assigned to options in connection with the restructuring in the current period and the value assigned to warrants issued as compensation in the prior period.

      Net cash used in investing activities was $865,558 and $12,631,463 for the six-month periods ended June 30, 2000 and 1999, respectively. The uses in the current period consisted of purchases of fixed assets and software licenses predominately for the Pacific Exchange and Nasdaq. The uses in the prior period resulted primarily from the acquisition of capital assets to build the Nasdaq data center and payments for personnel related expenses associated with the development of the Pacific Exchange and Nasdaq applications.

      Net cash used in financing activities of $1,822,441 and provided by financing activities of $6,349,812 for the six-month periods ended June 30, 2000 and 1999, respectively, resulted from proceeds relating to the exercise of employee options, offset by payments on capital leases in both periods. The prior period also included the exercise of warrants and the receipt of approximately $1,000,000 from a term loan from a leasing company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk is related to changes in interest rates, foreign currency exchange rates and equity prices. The Company does not consider these risks to be material as of June 30, 2000.

      Interest Rate Risk. As of June 30, 2000, we had cash and cash equivalents of $22,505,711 that consisted of cash and highly liquid short-term investments. These investments may be subject to interest rate risk and would decrease in value if the market interest rate increased. A hypothetical increase or decrease in market interest rates at June 30, 2000 of 10 percent would have caused the fair value of these short-term investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

      Foreign Currency Exchange Rate Risk. Substantially all of our revenues recognized to date have been denominated in U.S. dollars from our U.S. customers as well as our international customers. Although revenues from international customers to date have been U.S. dollar denominated, we cannot be certain that future international customers or future business ventures will result in U.S. dollar denominated revenue, royalties or dividends. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar.

      Equity Price Risk. As of June 30, 2000, the Company is not subject to equity price risk.

ITEM 5.  OTHER INFORMATION

In the course of preparing this report, the Company became aware that the audited financial statements for the periods ending December 31, 1997, 1998 and 1999 contained an error in the determination of the number of shares included in the calculation of loss per share. While the overall operating results for the Company were calculated correctly, the number of shares was overstated due to the inclusion of preferred stock on an "as converted" basis with the common stock. The preferred stock (Series A, Series B, Series C and Series D) has certain liquidation preferences and other features which cause it to be materially different from the common stock and therefore ineligible for inclusion in a loss per share calculation. The result of excluding the preferred stock from the loss per share calculation is to decrease the total number of shares and therefore increase the loss per share. The loss per share, as previously reported and as correctly restated are as follows:


                           Years Ending December 31st                           Quarters Ending
                                                                                March 31st

                           1997             1998              1999              1999             2000
                           ----             ----              ----              ----             ----
Previously Reported:       ($0.54)          ($1.13)           ($2.12)           ($0.29)          ($0.33)
As Restated:               ($0.75)          ($1.84)           ($3.84)           ($0.51)          ($0.62)



The Company is currently in the course of reviewing this matter with its auditors, Deloitte & Touche, and is in the process of restating its audited financial statements for the periods ending December 31, 1997, 1998 and 1999 to take account of the matter described above. These revised financial statements will be filed, in toto, as an amendment to Form 10 as soon as the revisions are completed and reviewed by the auditors which is expected to be on or before August 18, 2000.

\


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    OPTIMARK HOLDINGS, INC.



Dated: AUGUST 14, 2000               By:     /s/ PHILLIP J. RIESE
       ---------------                  --------------------------------
                                          Name:  Phillip J. Riese
                                          Title: Chief Executive Officer