Form 10-Q/A
period 2000-06-30
OPTIMARK TECHNOLOGIES INC
filed 2000-08-21
CIK 1062023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A




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

                                      INDEX



                          PART I FINANCIAL INFORMATION

                                                                               Page
                                                                               ----
Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheets as of June 30, 2000
        and December 31, 1999                                                    4

        Consolidated Statements of Operations for the
        Six Months and Three Months Ended June 30, 2000 and
        June 30, 1999                                                            5

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2000 and June 30, 1999                         6

        Consolidated Statement of Stockholders' Equity for the
        Six Months Ended June 30, 2000                                         7-8

        Notes to Consolidated Financial Statements                            9-13

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations                                 14-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk              21


                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                     22

Item 5. Other Information                                                       23

Item 6. Exhibits and Reports on Form 8-K                                        23

Signatures                                                                      24

Exhibit Index                                                                   25

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

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,              December 31,
                                                                                      2000                    1999
                                                                                  ------------          ------------
                                                                                  (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  22,505,711       $  62,637,410
  Receivable from affiliate                                                          1,805,309                --
  Receivables                                                                           92,494             672,882
  Other current assets                                                               4,127,640           5,140,562
                                                                                 -------------       -------------

          Total current assets                                                      28,531,154          68,450,854

PROPERTY AND EQUIPMENT - Net                                                        16,180,364          19,967,364

CAPITALIZED SOFTWARE COSTS  - Net                                                    8,766,699          10,816,389

INTANGIBLE ASSETS - Net                                                             26,840,003          27,849,752

OTHER ASSETS                                                                         2,243,195           2,595,748
                                                                                 -------------       -------------

TOTAL                                                                            $  82,561,415       $ 129,680,107
                                                                                 =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Current liabilities:
    Accounts payable and accrued liabilities                                     $   7,429,601       $  10,453,825
    Accrued compensation                                                             3,071,642           1,613,613
    Current portion of capital leases payable                                        4,456,111           4,186,624
    Accrued restructuring                                                                 --             1,360,761
    Other current liabilities                                                          266,957             601,937
                                                                                 -------------       -------------

          Total current liabilities                                                 15,224,311          18,216,760

CAPITAL LEASES PAYABLE, LESS CURRENT
  PORTION                                                                            2,517,157           4,814,696

OTHER LIABILITIES                                                                      178,896             123,891
                                                                                 -------------       -------------

           Total liabilities                                                        17,920,364          23,155,347
                                                                                 -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized and unissued 17,277,932
    and 16,952,932 at June  30, 2000 and December 31, 1999,
    respectively
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 and 3,547,068 shares
    authorized; 3,222,068 and 3,472,068 shares issued
    and outstanding at June 30, 2000 and December
    31, 1999, respectively .                                                            32,221              34,721
  Series B preferred stock, convertible, $0.01 par value; 11,000,000 shares authorized, issued and outstanding
    at June 30, 2000 and December 31, 1999                                             110,000             110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at June 30, 2000 and December 31, 1999                                              82,500              82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at June 30, 2000 and December 31, 1999 .                                             2,500               2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; 36,612,057 and 36,496,057 shares issued
    and outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                                       366,121             364,961
  Warrants, common stock                                                            35,686,523          35,686,523
  Additional paid-in capital                                                       301,662,055         309,564,789
  Accumulated deficit                                                             (273,292,793)       (229,284,323)
  Accumulated other comprehensive loss                                                  (8,076)            (36,911)
  Treasury stock, Series A preferred; 250,000 shares,
    at cost                                                                               --           (10,000,000)
                                                                                 -------------       -------------

          Total stockholders' equity                                                64,641,051         106,524,760
                                                                                 -------------       -------------

TOTAL                                                                            $  82,561,415       $ 129,680,107
                                                                                 =============       =============

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              June 30,                              JUNE 30,
                                                         ------------------                      ----------------
                                                       2000               1999               2000               1999
                                                       ----               ----               ----               ----
REVENUE:
  Revenue from affiliate                         $  2,878,833               --         $  5,784,022               --
  Revenue, other                                      147,857       $    291,054            321,440       $    631,472
                                                 ------------       ------------       ------------       ------------

          Total revenue                             3,026,690            291,054          6,105,462            631,472
                                                 ------------       ------------       ------------       ------------

EXPENSES:
  Research and development                          8,753,325          7,452,995         17,531,734         12,861,590
  Communications and data center                    7,500,867          7,527,854         14,946,725         12,811,836
  Business development                              2,242,335          3,282,311          4,518,875          6,267,786
  General and administrative                        2,083,519          3,043,490          4,183,841          5,565,459
  Depreciation and amortization                     3,753,204          2,034,008          7,517,698          2,998,893
  Restructuring expense                                83,035               --            2,107,420               --
  Warrant compensation expense                          7,271          6,799,856             14,542          6,802,280
                                                 ------------       ------------       ------------       ------------

          Total expenses                           24,423,556         30,140,514         50,820,835         47,307,844
                                                 ------------       ------------       ------------       ------------

OTHER (INCOME)/EXPENSES:
  Interest income                                    (463,907)          (527,552)        (1,220,835)        (1,179,019)
  Interest expense                                    240,835            265,341            513,932            457,312
  Equity in income of investee                           --               69,112               --               69,112
  Gain on recovery of bad debt                           --              (90,760)              --              (90,760)
                                                 ------------       ------------       ------------       ------------

                                                     (223,072)          (283,859)          (706,903)          (743,355)
                                                 ------------       ------------       ------------       ------------

NET LOSS                                          (21,173,794)       (29,565,601)       (44,008,470)       (45,933,017)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments             37,717             (6,688)            (8,076)           (10,204)
                                                 ------------       ------------       ------------       ------------

COMPREHENSIVE LOSS                               $(21,136,077)      $(29,572,289)      $(44,016,546)      $(45,943,221)
                                                 ============       ============       ============       ============

EARNINGS PER SHARE:
  Basic and diluted                              $      (0.58)      $      (0.83)      $      (1.20)      $      (1.35)
                                                 ============       ============       ============       ============

  Weighted average number of common
     shares outstanding - basic and diluted        36,606,954         35,748,193         36,596,066         33,930,186

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 June 30,
                                                                             ----------------
                                                                           2000               1999
                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(44,008,470)      $(45,933,017)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Interest on note receivable                                            --              (21,472)
    Value assigned to warrants issued as compensation                    14,542          6,802,278
    Value assigned to options in connection with
      restructuring                                                   1,890,315               --
    Depreciation and amortization                                     7,517,698          2,959,717
    Loss from investment in joint venture                                  --               69,112
    Loss on disposal of assets                                          155,126               --
    Changes in operating assets and liabilities:
      Receivables                                                    (1,224,921)          (193,019)
      Other assets                                                    1,350,933         (3,848,604)
      Accounts payable and accrued liabilities                       (2,898,122)         2,367,200
      Other liabilities                                                (240,801)            99,666
                                                                   ------------       ------------

          Net cash used in operating activities                     (37,443,700)       (37,698,139)
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (590,570)        (4,645,600)
  Purchases of software licenses                                       (293,331)          (784,826)
  Payments on capitalized software costs                                   --           (7,201,037)
  Proceeds from disposal of assets                                       18,343               --
                                                                   ------------       ------------

          Net cash used in investing activities                        (865,558)       (12,631,463)
                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants for common stock                      --            5,934,484
  Proceeds from exercise of options for common stock                    205,611            691,000
  Proceeds from term loan                                                  --              999,653
  Payments on capital leases                                         (2,028,052)        (1,275,325)
                                                                   ------------       ------------

          Net cash (used in) provided by financing activities        (1,822,441)         6,349,812
                                                                   ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (40,131,699)       (43,979,790)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                62,637,410         63,839,270
                                                                   ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 22,505,711       $ 19,859,480
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash payments for interest                                      $    513,932       $    457,312

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
   Increase in capital leases                                      $       --         $  5,586,568

   Acquisition of license                                          $       --         $ 28,000,000

                     OPTIMARK HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)


                                           SERIES A                          SERIES B                         SERIES C
                                         CONVERTIBLE                       CONVERTIBLE                      CONVERTIBLE
                                        PREFERRED STOCK                   PREFERRED STOCK                 PREFERRED STOCK
                                   SHARES              AMOUNT          SHARES         AMOUNT          SHARES           AMOUNT
==================================================================================================================================
BALANCE, JANUARY 1, 2000           3,472,068       $   34,721       11,000,000      $  110,000       8,250,000      $   82,500

Options exercised

Warrants forfeited

Retirement of treasury stock        (250,000)          (2,500)

Restructuring option charge

Net loss

Other comprehensive loss


==================================================================================================================================
BALANCE, JUNE 30, 2000             3,222,068       $   32,221       11,000,000      $  110,000       8,250,000      $   82,500
==================================================================================================================================






                                               SERIES D                COMMON STOCK
                                              CONVERTIBLE         ------------------------
                                            PREFERRED STOCK               VOTING
                                       SHARES         AMOUNT       SHARES           AMOUNT
=============================================================================================
BALANCE, JANUARY 1, 2000             250,000      $    2,500      35,756,057      $  357,561

Options exercised                                                    116,000           1,160

Warrants forfeited

Retirement of treasury stock

Restructuring option charge

Net loss

Other comprehensive loss


=============================================================================================
BALANCE, JUNE 30, 2000               250,000      $    2,500      35,872,057      $  358,721
=============================================================================================




                                                     COMMON STOCK
                              --------------------------------------------------------
                                   NON-VOTING                          TOTAL
                               SHARES           AMOUNT         SHARES           AMOUNT
=======================================================================================
BALANCE, JANUARY 1, 2000        740,000      $    7,400      36,496,057         364,961

Options exercised                                               116,000           1,160

Warrants forfeited

Retirement of treasury stock

Restructuring option charge

Net loss

Other comprehensive loss


=======================================================================================
BALANCE, JUNE 30, 2000          740,000      $    7,400      36,612,057      $  366,121
=======================================================================================

                     OPTIMARK HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (unaudited)



                                        COMMON STOCK
                                 -----------------------------               ADDITIONAL
                                          WARRANTS                             PAID-IN                ACCUMULATED
                                 -----------------------------                 CAPITAL                   DEFICIT
                                   SHARES             AMOUNT
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000        46,389,819           $35,686,523            $309,564,789             ($229,284,323)


Options exercised                                                                204,451


Warrants forfeited                (124,000)


Retirement of treasury stock                                                  (9,997,500)


Restructuring option charge                                                     1,890,315


Net loss                                                                                               (44,008,470)


Other comprehensive loss

=======================================================================================================================
BALANCE, JUNE 30, 2000          46,265,819           $35,686,523            $301,662,055             ($273,292,793)
=======================================================================================================================


                                         TREASURY STOCK
                                 -----------------------------           ACCUMULATED
                                   SERIES A         SERIES A                OTHER                     TOTAL
                                  PREFERRED         PREFERRED           COMPREHENSIVE             STOCKHOLDERS'
                                    SHARES           AMOUNT                  LOSS                    EQUITY

----------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000           (250,000)     ($10,000,000)               ($36,911)              $106,524,760


Options exercised                                                                                        205,611


Warrants forfeited                                                                                             -


Retirement of treasury stock        250,000         10,000,000                                                 -


Restructuring option charge                                                                            1,890,315


Net loss                                                                                             (44,008,470)


Other comprehensive loss                                                        28,835                    28,835

=================================================================================================================
BALANCE, JUNE 30, 2000                    0                 $0                 ($8,076)             $ 64,641,051
================================================================================================================-

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

At June 30, 2000, the Company had approximately $22,500,000 of cash. At current rates of expenditure, the Company believes this cash would suffice to allow it to continue operations through the middle of October 2000. In order to be able to continue operations beyond that point, the Company is pursuing the following initiatives:

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

As of June 30, 2000, all payments associated with the employee layoffs in the fourth quarter of 1999 and the first and second quarters of 2000, have been paid. Of the approximately $1,882,000 accrued for in 1999 and the approximately $213,000 accrued for in 2000, (for an aggregate restructuring accrual of approximately $2,095,000), the actual costs incurred were approximately $2,098,000. This underaccrual of approximately $3,000 was included in the restructuring expense in the second quarter of 2000.


5.       SEGMENTS

At June 30, 2000, the Company operates in two industry segments, the U.S. Equity Business and the Exchange Solutions Business. At June 30, 1999, the company operated in one industry segment, the U.S. Equity Business. As of June 30, 2000, costs incurred and revenues earned in connection with the Pacific Exchange and Nasdaq comprised the US Equity Business and costs incurred and revenue earned with the Japan Joint Venture and costs incurred in new business development comprised the Exchange Solutions Business. Assets of the segment groups are not relevant for management of the business nor for disclosure.

                        THREE MONTHS ENDED JUNE 30, 2000

                                               US EQUITY            EXCHANGE SOLUTIONS
                                                BUSINESS                 BUSINESS               CONSOLIDATED
                                              ------------             ------------             ------------
Revenue                                       $    147,857             $  2,878,833             $  3,026,690
Operating Expenses excluding
     depreciation and amortization             (16,929,660)              (3,740,692)             (20,670,352)
Depreciation and amortization                   (3,265,331)                (487,873)              (3,753,204)
Total expenses                                 (20,194,991)              (4,228,565)             (24,423,556)
Net non-operating income                           223,072                     --                    223,072
Net Loss                                       (19,824,062)              (1,349,732)             (21,173,794)

                         SIX MONTHS ENDED JUNE 30, 2000

                                               US EQUITY            EXCHANGE SOLUTIONS
                                                BUSINESS                 BUSINESS               CONSOLIDATED
                                              ------------             ------------             ------------
Revenue                                       $    321,440             $  5,784,022             $  6,105,462
Operating Expenses excluding
     depreciation and amortization             (36,243,856)              (7,059,281)             (43,303,137)
Depreciation and amortization                   (6,538,401)                (979,297)              (7,517,698)
Total expenses                                 (42,782,257)              (8,038,578)             (50,820,835)
Net non-operating income                           706,903                     --                    706,903
Net Loss                                       (41,753,914)              (2,254,556)             (44,008,470)

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


8.       STOCK OPTIONS

Options outstanding at January 1, 2000                               6,946,060

Options granted during six months ended June 30, 2000                8,762,100
Options exercised during six months ended June 30, 2000               (116,000)
Options canceled during six months ended June 30, 2000              (1,702,650)
                                                                   -----------

Options outstanding at June 30, 2000                                13,889,510
                                                                   ===========

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

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's principal sources of liquidity consisted of $22,505,711 of cash compared to $62,637,410 of cash as of December 31, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A. The Company held its annual meeting of stockholders in New York on April 24, 2000 pursuant to notice given to all stockholders. Of the 68,237,329 shares outstanding as of the record date, 41,154,585 shares were present or represented by proxy at the meeting. The following matters were voted on at that meeting:

         1. To elect the following ten nominees to the Board of Directors to serve for a term expiring at the annual meeting of stockholders in 2001 or until their respective successors are elected and qualified:

                   NOMINEE                                    FOR               WITHHELD
                   -------                                    ---               --------
                   Jerome H. Bailey                        41,150,485             4,100
                   Peter L. Bloom                          41,150,485             4,100
                   Ronald D. Fisher                        41,150,485             4,100
                   Richard W. Jones                        41,150,485             4,100
                   William A. Lupien                       41,149,885             4,700
                   Morton H. Meyerson                      41,095,917            58,668
                   Michael D. O'Halleran                   41,150,485             4,100
                   Kenneth D. Pasternak                    41,150,485             4,100
                   John T. Rickard                         41,150,485             4,100
                   Phillip J. Riese                        41,149,485             5,100

2. To ratify the appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal period ending December 31, 2000.

                              FOR                     AGAINST                  ABSTAIN
                              ---                     -------                  -------
                          41,154,485                     0                       100

B. During the quarter ended June 30, 2000, the Company submitted two matters to its stockholders by Written Consent in lieu of a stockholders meeting:

         1. On May 31, 2000, the Company's stockholders approved an amendment to the Company's 1999 Stock Plan, which amendment increased the number of shares authorised for issuance under the plan by 3,000,000. Stockholders holding 38,130,196 shares (on an as if converted into Common Stock basis) or 55% of the shares outstanding at the time, consented to the foregoing. As the required votes were obtained by Written Consent, additional votes were not required or solicited and there were no proxies, abstentions or votes against the proposal.

         2. On June 14, 2000, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, which changed the name of the Company from OptiMark Technologies, Inc. to OptiMark Holdings, Inc. Stockholders holding 38,130,196 shares (on an as if converted into Common Stock basis) or 55% of the shares outstanding at the time, consented to the foregoing. As the required votes were obtained by Written Consent, additional votes were not required or solicited and there were no proxies, abstentions or votes against the proposal.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In the course of preparing this report, the Company became aware that the audited financial statements for the periods ended December 31, 1997, 1998 and 1999 and the unaudited three months ended March 31, 1999 and 2000, contained an error in the determination of the number of shares included in the calculation of loss per share. While the overall operating results for the Company were calculated correctly, the number of shares was overstated due to the inclusion of preferred stock on an "as converted" basis with the common stock. The preferred stock (Series A, Series B, Series C and Series D) has certain liquidation preferences and other features which cause it to be materially different from the common stock and therefore ineligible for inclusion in a loss per share calculation. The result of excluding the preferred stock from the loss per share calculation is to decrease the total number of shares and therefore increase the loss per share. The loss per share, as previously reported and as restated are as follows:

                                 Years Ended December 31st                  Quarters Ended
                                                                              March 31st

                            1997           1998           1999           1999           2000
                          --------       --------       --------       --------       --------
Previously Reported:      ($  0.54)      ($  1.13)      ($  2.12)      ($  0.29)      ($  0.33)
As Restated:              ($  0.75)      ($  1.84)      ($  3.84)      ($  0.51)      ($  0.62)

The Company is in the process of restating its audited financial statements for the periods ended December 31, 1997, 1998 and 1999 to take account of the matter described above. These revised financial statements will be filed as an amendment to Form 10.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

                  *27.1    Financial Data Schedule


----------

                  *Previously filed

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        OPTIMARK HOLDINGS, INC.



Dated:  August 21, 2000                 By:   /s/  PHILLIP J. RIESE
                                            ------------------------------
                                            Name:  Phillip J. Riese
                                            Title: Chief Executive Officer

                                  EXHIBIT INDEX


No.

*27.1    Financial Data Schedule


----------

*Previously filed