Form 10-Q
period 2000-09-30
OPTIMARK TECHNOLOGIES INC
filed 2000-11-14
CIK 1062023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At November 13, 2000, the number of shares outstanding of the registrant's common stock was 36,612,057.

                                      INDEX


                         PART I  FINANCIAL INFORMATION
                                                                                       Page
                                                                                       ----
Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2000 and
                  December 31, 1999.                                                      4

                  Consolidated Statements of Operations for the Nine Months and
                  Three Months Ended September 30, 2000 and September 30, 1999.           5

                  Condensed, Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and September 30, 1999.                        6

                  Consolidated Statement of Stockholders' Equity for the Nine
                  Months Ended September 30, 2000.                                        7

                  Notes to Consolidated Financial Statements.                          8-16

Item 2.           Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations.                                          16-22

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             22


                           PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                       23

SIGNATURES                                                                               24

EXHIBIT INDEX                                                                            25

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading, "Business - Risk Factors" in the Company's Report for Form 10/A-3 as filed with the SEC and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict,. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                             2000                  1999
                                                                        -------------         -------------
                                                                         (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $   8,409,182         $  62,637,410
  Receivable from affiliate                                                 2,927,922               521,880
  Accounts receivable                                                              --               151,002
  Other current assets                                                      1,128,011             5,140,562
                                                                        -------------         -------------

          Total current assets                                             12,465,115            68,450,854

PROPERTY AND EQUIPMENT - Net                                                8,173,722            19,967,364

CAPITALIZED SOFTWARE COSTS  - Net                                                  --            10,816,389

INTANGIBLE ASSETS - Net                                                    25,199,993            27,849,752

OTHER ASSETS                                                                1,252,421             2,595,748
                                                                        -------------         -------------

TOTAL ASSETS                                                            $  47,091,251         $ 129,680,107
                                                                        =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Current liabilities:
    Accounts payable and accrued liabilities                            $   1,429,819         $  10,453,825
    Accrued compensation                                                    2,323,190             1,631,823
    Current portion of capital leases payable                                 147,154             4,186,624
    Accrued restructuring                                                      50,634             1,342,551
CURRENT NET LIABILITIES OF DISCONTINUED OPERATIONS                           6,455,116                   --
    Other current liabilities                                                 215,593               601,937
                                                                        -------------         -------------

          Total current liabilities                                        10,621,506            18,216,760

CAPITAL LEASES PAYABLE, LESS CURRENT
  PORTION                                                                     219,682             4,814,696
OTHER LIABILITIES                                                             100,034               123,891
                                                                        -------------         -------------

           Total liabilities                                               10,941,222            23,155,347
                                                                        -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, authorized and unissued 17,277,932
    and 16,952,932 at September 30, 2000 and December 31, 1999,
    respectively
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 and 3,547,068 shares
    authorized; 3,222,068 and 3,472,068 shares issued
    and outstanding at September 30, 2000 and December
    31, 1999, respectively                                                     32,221                34,721
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized, issued and outstanding
    at September 30, 2000 and December 31, 1999                               110,000               110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at September 30, 2000 and December 31, 1999                                82,500                82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at September 30, 2000 and December 31, 1999                                 2,500                 2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; 36,612,057 and 36,496,057 shares issued
    and outstanding at September 30, 2000 and December 31, 1999,
    respectively                                                              366,121               364,961
  Warrants, common stock                                                   35,686,523            35,686,523
  Additional paid-in capital                                              301,662,055           309,564,789
  Accumulated deficit                                                    (301,817,396)         (229,284,323)
  Accumulated other comprehensive loss                                         25,505               (36,911)
  Treasury stock, Series A preferred; at cost, no shares at
    September 30, 2000 and 250,000 shares at December 31, 1999,
    respectively                                                                   --           (10,000,000)
                                                                        -------------         -------------

          Total stockholders' equity                                       36,150,029           106,524,760
                                                                        -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  47,091,251         $ 129,680,107
                                                                        =============         =============

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             SEPTEMBER 30,                             SEPTEMBER 30,
                                                       2000                 1999                 2000                 1999
                                                   ------------         ------------         ------------         ------------
REVENUE:
  Revenue from affiliate                           $  3,836,244         $    175,234         $  9,620,266         $    175,234
                                                   ------------         ------------         ------------         ------------

EXPENSES:
  COST OF REVENUE                                     2,419,964              303,908            7,384,797              809,969
  Communications and data center                        273,516               13,832            1,031,649               16,829
  Business development                                  565,182              328,790            1,449,684              612,944
  General and administrative                          1,122,126            3,279,323            5,305,871            8,757,999
  Depreciation and amortization                         519,710              566,272            1,570,785            1,162,002
  Restructuring expense                                  50,634                   --            2,158,053                   --
  Warrant compensation expense                               --                7,271               14,542            6,809,551
                                                   ------------         ------------         ------------         ------------

          Total expenses                              4,951,132            4,499,396           18,915,381           18,169,294
                                                   ------------         ------------         ------------         ------------

OTHER (INCOME)/EXPENSES:
  Interest income                                      (225,246)          (1,058,311)          (1,446,080)          (2,237,330)
  Interest expense                                       11,112               17,254               34,395               52,053
  Equity in income of investee                               --                   --                   --               69,112
  Gain on recovery of bad debt                               --             (609,240)                  --             (700,000)
                                                   ------------         ------------         ------------         ------------

          Total other income                           (214,134)          (1,650,297)          (1,411,686)          (2,816,165)
                                                   ------------         ------------         ------------         ------------

OPERATING LOSS                                         (900,754)          (2,673,865)          (7,883,429)         (15,177,895)
                                                   ------------         ------------         ------------         ------------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                 (15,112,872)         (19,478,223)         (52,138,665)         (52,907,210)
  Loss on disposal of segment                       (12,510,979)                  --          (12,510,979)                  --
                                                   ------------         ------------         ------------         ------------

  Loss from discontinued operations                 (27,623,851)         (19,478,223)         (64,649,644)         (52,907,210)
                                                   ------------         ------------         ------------         ------------

NET LOSS                                            (28,524,605)         (22,152,088)         (72,533,073)         (68,085,105)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments               33,581               (3,547)              25,505              (13,751)
                                                   ------------         ------------         ------------         ------------

COMPREHENSIVE LOSS                                 $(28,491,024)        $(22,155,635)        $(72,507,568)        $(68,098,856)
                                                   ============         ============         ============         ============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations                            $      (0.02)        $      (0.07)        $      (0.22)        $      (0.44)

  Discontinued operations                          $      (0.75)        $      (0.54)        $      (1.77)        $      (1.52)
                                                   ------------         ------------         ------------         ------------
TOTAL LOSS PER SHARE                               $      (0.77)        $      (0.61)        $      (1.99)        $      (1.96)
                                                   ============         ============         ============         ============
  Weighted average number of common
     shares outstanding - basic and diluted          36,612,057           36,418,843           36,601,070           34,768,854

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          2000                  1999
                                                                     -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $ (72,533,073)        $ (68,085,105)
  Deduct loss from discontinued operations                             (64,649,644)          (52,907,210)
                                                                     -------------         -------------
  Loss from continuing operations                                      (7,883,429)           (15,177,895)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in continuing operations                   888,264             9,260,712
                                                                     -------------         -------------
  Net Cash Used in Continuing Operations                                (6,995,165)           (5,917,183)
  Net Cash Used in Discontinued Operations                             (43,455,197)          (54,265,188)
                                                                     -------------         -------------
          Net Cash Used in Operating Activities                        (50,450,362)          (60,182,371)
                                                                     -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (621,667)           (8,994,618)
  Purchases of software licenses for discontinued operations              (293,331)             (819,038)
  Payments on capitalized software costs for discontinued
    operations                                                                  --           (12,075,111)
  Proceeds from disposal of assets                                          22,028                    --
                                                                     -------------         -------------

          Net cash used in investing activities                           (892,970)          (21,888,767)
                                                                     -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   205,611                50,004
  Proceeds from issuance of preferred stock                                                   99,989,121
  Proceeds from exercise of warrants for common stock                           --             5,984,484
  Proceeds from exercise of options for common stock                            --               719,208
  Proceeds from term loan                                                       --               999,653
  Payments on capital leases for continuing operations                  (1,328,918)             (942,022)
  Payments on capital leases for discontinued operations                (1,761,589)           (1,248,727)
                                                                     -------------         -------------

          Net cash (used in) provided by financing activities           (2,884,896)          105,551,721
                                                                     -------------         -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                   (54,228,228)           23,480,583

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                   62,637,410            63,839,270
                                                                     -------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   8,409,182         $  87,319,853
                                                                     =============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

   Cash payments for interest                                        $     722,468         $     776,140

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  WRITE DOWN OF IMPAIRED ASSETS                                      $  16,971,000                    --
  NET REDUCTION IN VENDOR OBLIGATIONS                                $   3,489,000                    --
   Increase in capital leases                                        $          --         $   6,359,305

   Acquisition of license                                            $          --         $  28,000,000

                     OPTIMARK HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         PERIOD ENDED SEPTEMBER 30, 2000
                                   (unaudited)

                                            SERIES A                       SERIES B                      SERIES C
                                           CONVERTIBLE                    CONVERTIBLE                   CONVERTIBLE
                                        PREFERRED STOCK                PREFERRED STOCK               PREFERRED STOCK
                                     SHARES          AMOUNT        SHARES           AMOUNT       SHARES            AMOUNT
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000           3,472,068        $34,721      11,000,000        $110,000    8,250,000           $82,500

Options exercised

Warrants forfeited

Retirement of treasury stock        (250,000)        (2,500)

Restructuring option charge

Net loss

Other comprehensive loss

--------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000        3,222,068        $32,221      11,000,000        $110,000    8,250,000           $82,500
==========================================================================================================================

                                           SERIES D                                COMMON STOCK
                                         CONVERTIBLE         --------------------------------------------------------
                                      PREFERRED STOCK                  VOTING                     NON-VOTING
                                   SHARES          AMOUNT      SHARES           AMOUNT     SHARES            AMOUNT
---------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000          250,000          $2,500    35,756,057        $357,561    740,000            $7,400

Options exercised                                               116,000           1,160

Warrants forfeited

Retirement of treasury stock

Restructuring option charge

Net loss

Other comprehensive loss

---------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000       250,000          $2,500    35,872,057        $358,721    740,000            $7,400
=====================================================================================================================

                                                  COMMON STOCK
                                         ----------------------------              COMMON STOCK                   ADDITIONAL
                                                   TOTAL                             WARRANTS                       PAID-IN
                                         SHARES               AMOUNT       SHARES                 AMOUNT            CAPITAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000               36,496,057              364,961    46,389,819            $35,686,523       $309,564,789

Options exercised                         116,000                1,160                                                 204,451

Warrants forfeited                                                          (124,000)

Retirement of treasury stock                                                                                        (9,997,500)

Restructuring option charge                                                                                          1,890,315

Net loss

Other comprehensive loss

--------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000            36,612,057             $366,121    46,265,819            $35,686,523       $301,662,055
================================================================================================================================

                                                               TREASURY STOCK              ACCUMULATED
                                                        SERIES A           SERIES A           OTHER               TOTAL
                                    ACCUMULATED        PREFERRED           PREFERRED      COMPREHENSIVE       STOCKHOLDERS'
                                      DEFICIT            SHARES             AMOUNT             LOSS               EQUITY
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000           ($229,284,323)       (250,000)       ($10,000,000)        ($36,911)         $106,524,760

Options exercised                                                                                                   205,611

Warrants forfeited                                                                                                        -

Retirement of treasury stock                             250,000          10,000,000                                      -

Restructuring option charge                                                                                       1,890,315

Net loss                             (72,533,073)                                                               (72,533,073)

Other comprehensive loss                                                                       62,416                62,416

---------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000        ($301,817,396)             --                 $--          $25,505          $ 36,150,029
===========================================================================================================================

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

1.       GENERAL INFORMATION

OptiMark Holdings, Inc. (the "Company" or "OptiMark") was established as a holding company on June 12, 2000 as the result of a reorganization of the company formerly known as OptiMark Technologies, Inc. OptiMark Technologies Inc. was the successor to a company that had been founded in 1996 to begin development of the OptiMark matching engine technology for use in an electronic trading system for equity securities and related technologies. Until September 19, 2000, the Company had operated in two segments, the Exchange Solutions Business (formerly referred to as Electronic Markets Business) and the US Equities Business, under two separate wholly owned subsidiaries, OptiMark, Inc. and OptiMark US Equities, Inc., respectively. (See Note 6)

In the Exchange Solutions Business, OptiMark provides advanced electronic commerce tools and design and implementation expertise for building electronic markets and exchanges. OptiMark enables enterprises to build either standalone marketplaces or internal enterprise-based electronic markets or exchanges. OptiMark attempts to generate revenue by providing consulting and software development services related to the customization of its technology, from royalties for licensing its technology and, if possible, from participating in the economics of the transactions that it enables. Additionally, the Company may, at times, also seek to obtain an equity position in the entities to which it provides its technology and services.

As of September 30, 2000, the Company had entered into agreements with seven customers under the Exchange Solutions Business segment. The Company had a definitive agreement to provide development services with only one of these seven customers, Japan OptiMark Systems ("JOS") and letters of intent from the remaining six customers. JOS is a joint venture between OptiMark and several investors domiciled in Japan and is the only customer of this segment that has generated any revenue to date. The Company is developing an equity trading system, the Osaka Securities application, for JOS that will be used as a facility of the Osaka Securities Exchange.

In the US Equities Business, OptiMark had created, developed and implemented its matching engine technology into an equities trading system to be used by buyers and sellers of US equity securities. The OptiMark equities trading system utilized a computer implemented matching algorithm designed to allow traders to preserve their anonymity, maintain the confidentiality of their positions and trading strategies and also permit them to avoid the market impact that might otherwise result from the disclosure of such information. Unlike the Exchange Solutions Business, where the Company licenses its technology to third parties, in the US Equities Business OptiMark had chosen to maintain full ownership and management of the system. The US Equities Business was operated through two wholly owned subsidiaries, OptiMark Services, Inc. and OptiMark OTC

Services, Inc., which matched buyers and sellers on the Pacific Exchange and the Nasdaq, respectively.

DISCONTINUATION OF THE US EQUITIES BUSINESS - On September 19, 2000 the Company announced the discontinuation of its US Equities Business, in view of the lack of success in generating revenues from this segment and in order to materially reduce the expenses associated with maintaining it. As of that date all criteria for the measurement date per APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", had been met.

CONTINUATION AS A GOING CONCERN - The Company's December 31, 1999 audited financial statements disclosed that while those financial statements had been prepared assuming that the Company will continue to operate as a going concern, there is substantial doubt as to its ability to do so. To date, the Company has generated insufficient revenue to meet its operating expenses and has met its cash needs primarily through equity financing and equipment leasing.

At September 30, 2000, the Company had approximately $8,400,000 of cash and cash equivalents. At the current rate of operating expenditures and existing levels of committed development contracts with customers, the Company believes that it will have sufficient cash flows to allow it to continue operations at least through April 1, 2001. In order to be able to continue operations beyond that point, the Company is pursuing the following three initiatives:

Pursue Business strategy. The Company continues to actively pursue new applications of its technology through developing customers and strategic alliances in electronic business-to-business and electronic exchange markets. The Company is making progress in completing the initial stages of product definitions for previously announced alliances and believes that it will begin to generate new revenues from these ventures beginning in the fourth quarter of 2000. In addition, the Company expects that the Osaka application will be operational before the end of the fourth quarter 2000.

Additional capital. The Company has commenced discussions with several prospective investors, including existing stockholders, with a view towards raising additional equity capital. The Company believes that it will obtain additional capital prior to the end of the fourth quarter sufficient to fund its operations into the second quarter of 2002.

Reduce Operating Expenses. The Company continues to aggressively seek cost reduction initiatives that will minimize expenses related to personnel, premises, travel and entertainment and other general operating expenses.


2.       PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

PRESENTATION - The accompanying unaudited, condensed, consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In the opinion of management, all normal recurring adjustments have been made so as to state fairly the results for the interim periods. Companies in which OptiMark has an equity investment of 50% or less and has the ability to exercise significant influence are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of December 31, 1999 included in the Company's Report on Form 10/A-3, as filed with the SEC.

USE OF ESTIMATES - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates.

INTANGIBLE ASSETS - In March of 1999, OptiMark acquired a software license that allows it to exploit its technology in various non-securities industries, to be used in Exchange Solutions Business. The cost basis of the license at the time of acquisition was determined to be $28,000,000 and its useful life was established at fifteen years. Based on recent developments in the business-to-business industry, as well as the success by competing firms in obtaining new electronic exchange business and the rapid development of their competing technologies, the Company has reevaluated the useful life of this license. Effective October 1, 2000, the Company prospectively changed its amortization period to a remaining life of five years, to better reflect the period over which the economic benefit of the license is expected to be realized. In addition, the Company will continually evaluate the use of this license relative to competing technologies and the need to upgrade and customize its own technology and may, if necessary and appropriate, further revise the useful life of the license. This change in estimated remaining useful life has had no impact on the current period financial statements. The future impact will be to increase the quarterly amortization of this asset from $466,667 to $1,260,000. The carrying value of the asset as of September 30, 2000 is approximately $25,200,000.

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation, which was effective as of July 1, 2000. Interpretation 44 has had no material effect on the third quarter consolidated financial statements of the Company (See Note 8).

RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the 2000 presentation.


3.       BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement 128, "Earnings per Share". Basic loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants, convertible securities and potentially dilutive issuances, since, due to the Company's net loss for the periods presented, their inclusion would be anti-dilutive.


4.       ACCRUED RESTRUCTURING

The Company recorded approximately $2,024,000 of restructuring charges in the first quarter of 2000 associated with a workforce reduction of seven employees. Included in this amount is approximately $1,835,000 representing the charge associated with the revaluation of options that had been granted to these employees. The remaining balance of approximately $189,000 includes notice period salaries of approximately $121,000, severance of approximately $41,000 and vacation pay earned during the notice period and other employee related costs of approximately $27,000.

The Company recorded approximately $80,000 of restructuring charges in the second quarter of 2000 associated with a workforce reduction of one employee. Included in this amount is approximately $56,000 representing the charge associated with the revaluation of options that had been granted to this employee. The remaining balance of approximately $24,000 includes notice period salary of approximately $17,000, severance of approximately $4,000 and vacation pay earned during the notice period and other employee related costs of approximately $3,000.

As of December 31, 1999, the Company had an accrued liability of $1,360,761 representing unpaid amounts related to approximately $1,882,000 in restructuring charges taken in the fourth quarter of 1999. As of September 30, 2000, all payments associated with the employee layoffs from the fourth quarter of 1999 and the first and second quarters of 2000 have been made. Of the aggregate restructuring accrual of approximately $2,095,000 for the prior three quarters, the actual costs incurred were approximately $2,098,000. This under accrual of approximately $3,000 was included in restructuring expense in the second quarter of 2000. As of September 30, 2000, the restructuring accrual represents the outstanding liability payable to employees and creditors, net of payments already made through September 30, 2000, resulting from the restructuring announced in the third quarter 2000.

We recorded a restructuring charge in the third quarter of 2000 for $50,634 related to the impact on our continuing operations as a result of the discontinuation of our US Equities Business. The charge includes approximately $50,000 related to a workforce reduction of 4 employees. This amount includes notice period salary of approximately $37,000, severance of approximately $8,000, vacation pay earned during the notice period of approximately $2,000 and other employee related costs of approximately $3,000.

5.       DISCONTINUED OPERATIONS

On September 19, 2000, the Company announced its intention to discontinue its US Equities Business. As of that date all criteria for the measurement date per APB 30 had been met. As of September 30, 2000 there was approximately $6,455,116 in net liabilities attributable to the business, representing approximately $32,000 in Accounts Receivable and approximately $6,488,000 in Accounts Payable and other Accrued Expenses which includes $3,500,000 relating to contract renegotiations (see below). The net loss from operations related to this segment for the three months and nine months ended September 30, 2000 was $27,623,851 and $64,649,644, respectively. Net losses and any proceeds from the disposal of assets related to this segment for the period from the date of the announced discontinuation until the end of the third quarter 2000 were immaterial.

The Company recorded a charge of $12,510,979 in the third quarter of 2000 associated with the discontinuation of the US Equities Business. This amount is comprised of approximately $2,209,000, representing a workforce reduction of 99 employees and approximately $10,302,000, representing the impairment of various assets and liabilities, primarily including computer equipment, software licenses, equipment warranties, capitalized software and premise related items. The amount related to the workforce reduction includes notice period salaries of approximately $1,540,000; severance of approximately $466,000; vacation pay earned during the notice period of approximately $89,000 and other employee related costs of approximately $103,000. Due to the recent revaluation of the fair market value of the Company's common stock, by the Board of Directors, in connection with the anticipated repricing of the exercise price of stock options for continuing employees, there was no financial impact related to the stock options for those terminated employees (see Note 8).

Included in the foregoing charge for net asset impairment, the Company has provided a $3,500,000 reserve related to contract renegotiations and terminations in connection with certain capital and operating leases and certain service and maintenance agreements, including telecommunications network services and computer software and hardware services which were entered into by a subsidiary, US Equities, Inc., in connection with the creation, maintenance and operation of facilities for trading equity securities. This amount is significantly less than the estimated termination charges of approximately $22,000,000 provided in the relevant agreements. The Company is currently in discussions with these lessors and service providers with a view to restructuring payments and performance obligations under the relevant agreements. The Company believes that there are several mitigating factors that would enable it to substantially reduce the contractual termination charges for its outstanding obligation to these creditors, such as the following: (a) certain termination charges are the subject of bona fide disputes which are expected to be resolved in our favor as a result of negotiation or arbitration;
(b) certain service charges include payments made by the service provider to third parties for services and equipment needed to provide the primary service;
(c) we may purchase certain equipment outright which is the subject of capital or operating leases thereby substantially mitigating contractual termination charges; (d) we may be able to identify potential third party purchasers or lessees of certain equipment, having an estimated salvage value of approximately $1,800,000, which is the subject of capital or operating leases thereby substantially mitigating contractual termination charges; (e) the capital and operating lessors may have one or more potential purchasers of, sub-lessees of, or alternate uses for the equipment which is the subject of capital or operating leases, having an estimated salvage value of approximately $3,500,000, thereby substantially mitigating contractual termination charges and; (f) we may be able to reach settlements and accords with lessors and service providers based on some combination of partial payments, extended payments, reduced payments or exchanges of equity in lieu of payments. In addition, the Company has forfeited approximately $1,142,000 of security deposits held by certain creditors. The restructuring charge provided represents management's best estimate of the Company's potentially restructured obligations with the lessors and service providers based on currently available information.

The results from operations from the discontinued segment for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                         Three Months Ended   Three Months Ended
                                         September 30, 2000   September 30, 1999
                                         ------------------   ------------------
Revenue                                  $      (26,686)      $     428,922
Operating expenses (excluding
    depreciation and amortization)           11,650,119          17,555,752
Depreciation and amortization                 3,244,598           2,049,819
Total expenses                               14,894,717          19,605,571
Net non-operating (income) / expense            191,468             301,574
Loss on disposal of segment                  12,510,979                  --
Net (Loss)                                  (27,623,850)        (19,478,223)

                                         Nine Months Ended   Nine Months Ended
                                         September 30, 2000  September 30, 1999
                                         ------------------  ------------------
Revenue                                  $      294,754      $    1,060,394
Operating expenses (excluding
    depreciation and amortization)           42,040,070          48,790,535
Depreciation and amortization                 9,711,221           4,452,982
Total expenses                               51,751,301          53,243,517
Net non-operating (income) / expense            682,118             724,087
Loss on disposal of segment                  12,510,979                  --
Net (Loss)                                  (64,649,644)        (52,907,210)

6.       SEGMENTS

Prior to September 19, 2000, the Company operated in two industry segments, the Exchange Solutions Business and the US Equities Business. Following the announcement by the Company on September 19, 2000 to discontinue its US Equities Business, OptiMark now operates in only one industry segment, the Exchange Solutions Business. At September 30, 1999, the Company operated in both industry segments. Assets of the two segment groups are neither relevant internally for management of the Business nor for financial statement disclosure.


7.       INCOME TAXES

The Company has not generated any taxable income since its inception and, therefore, has not paid any federal income taxes to date. The resulting net operating loss carry forwards, that will begin to expire in 2004, may be subject to certain limitations under

Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties surrounding the Company's ability to utilize the net operating loss carry forwards to defer or otherwise offset future taxes, it has provided a valuation allowance in an amount necessary to reduce its deferred tax asset to zero.


8.       STOCKHOLDERS' EQUITY

In January 2000, the Company retired 250,000 shares of Series A Participating Preferred Stock that were held in treasury. Such shares were returned to authorized, but unissued, preferred stock.

In March 2000, in connection with a workforce reduction of seven employees, approximately $1,835,000 was added to additional paid-in capital, representing the charge associated with the revaluation of the stock options granted to those employees.

In April 2000, in connection with a workforce reduction of one employee, approximately $56,000 was added to additional paid-in capital, representing the charge associated with the revaluation of the stock options granted to that employee.

On September 19, 2000, the Company's board of directors authorized but have not yet executed a repricing, to $0.50 per share, of the exercise price of all outstanding stock options that had been granted to those employees who remained with the company after the restructuring. The original options were granted at varying amounts, ranging from $1.83 to $14, per share, over several grant dates. All outstanding stock options that had been granted to employees who either left the company prior to September 19, 2000 or whose employment was terminated by the Company as a result of the discontinue of the US Equities Business were not repriced and remain at the original exercise price set at the time of grant. The new exercise price of $0.50 per share was based on a determination of the fair market value of the Company's common stock by its board of directors. This repricing is expected to take effect during the fourth quarter of 2000 and, therefore, has no impact on the period ended September 30, 2000. The repriced options will be subject to variable accounting.


9.       STOCK OPTIONS

Options outstanding at January 1, 2000                                6,946,060

Options granted during nine months ended September 30, 2000           9,110,600
Options exercised during nine months ended September 30, 2000          (116,000)
Options canceled during nine months ended September 30, 2000         (4,977,274)
                                                                     ----------

Options outstanding at September 30, 2000                            10,963,386
                                                                     ----------
All options were issued at fair market value at the date of grant.

10.      SUBSEQUENT EVENTS

In October 2000, the Company entered into definitive agreements to provide development services for three customers with which it previously had only signed letters of intent, as referred to in Note 1 referenced above. The Company has now also begun to recognize revenue and receive payments for the same from one of these three customers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

History of Losses

         We have experienced losses each quarter since our inception. Although we have restructured our business, losses are likely to continue for the foreseeable future. As of September 30, 2000, our accumulated deficit was approximately $294,897,000.

Limited Operating History and Changing Business Model

         We have had a limited history of operating results that makes it difficult to forecast future operating results. Prior to the third quarter of 1999, our main business focus was the US Equities Business. We have spent most of our capital to create, develop and implement the OptiMark equities trading system for use on the Pacific Exchange and Nasdaq. During late 1999, we began to expand our focus into other markets besides US Equities through our Exchange Solutions Business. As of September 19, 2000, we have decided to discontinue the US Equities Business and focus entirely on our Exchange Solutions Business.

         As of September 30, 2000, we have entered into seven agreements to provide services through our Exchange Solutions Business segment of which only one, Japan OptiMark Systems, has generated any revenue through the end of the third quarter. We anticipate that we will begin to recognize revenue from the other remaining ventures, partly in the fourth quarter of 2000 and partly in the first quarter of 2001. In October 2000, we entered into broader definitive agreements with three of our existing customers to provide consulting, licensing and development services, consistent with the new business model, and have since recorded revenues from one of those relationships under the Exchange Solutions Business segment.

         Through our Exchange Solutions Business, we intend to provide advanced electronic commerce tools and design and implementation expertise for building electronic markets and exchanges. We intend to enable enterprises to build either stand-alone electronic marketplaces and internal enterprise-based markets or electronic exchanges. We intend to license our technology to them and charge royalties for the use of our license. We also expect to generate revenues from consulting and development services, maintenance fees and other value added services. However, we have limited experience with this business model and there is a risk that we will not be successful.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Revenue. We began to recognize revenue from our Exchange Solutions Business in July 1999. All of the $3,836,244 and $175,234 in revenues earned in the third quarter of 2000 and 1999, respectively, were derived from development services provided to JOS.

         Operating Expense. Operating expense for the quarter ended September 30, 2000 totaled $4,951,705 as compared to $4,499,396 for the quarter ended September 30, 1999. The following is an explanation of the increase as it relates to each of the components in total operating expense:

         Cost of Revenue Expense. Our cost of revenue expense for the third quarter of 2000 of $2,419,964 as compared to $303,908 for the third quarter of 1999. The increase of $2,116,056 is primarily due to the increase in development services associated with the Osaka application and other new customers. The increase consists primarily of personnel related expenses and other general operating expenses.

         Communications and Data Center Expense. We incurred communications and data center expense for the third quarter of 2000 of $273,516 as compared to $13,832 for the third quarter of 1999. The increase of $259,684 is primarily due to the increase in operations and support costs associated with the Osaka application. The increase consists primarily of personnel related expenses and other general operating expenses.

         Business Development. We incurred business development expense for the third quarter of 2000 of $565,182 as compared to $328,790 for the third quarter of 1999. The increase of $236,392 is primarily due to the increase in the costs associated with the additional focus on developing existing relationships and on exploring potential applications of our technology. The increase consists primarily of personnel related expenses, travel and entertainment expense and other general operating expenses.

         General and Administrative Expense. We incurred general and administrative expense for the third quarter of 2000 of $1,122,126 as compared to $3,279,323 for the third quarter in 1999. The decrease of $2,157,197 is primarily due to a reduction in the Company's bonus accrual and decreases in external professional fees, corporate travel and entertainment expense and other general office expenses.

         Depreciation and Amortization Expense. We incurred depreciation and amortization expense in the third quarter of 2000 of $519,710 as compared to $566,272 for the third quarter in 1999. The decrease of $46,562 is primarily due to certain fixed assets having been fully depreciated.

        Restructuring Expense. We recorded a restructuring charge in the third quarter of 2000 for $50,634 related to the impact on our continuing operations as a result of the discontinuation of our US Equities Business. The charge includes approximately $50,000 related to a workforce reduction of four employees. This amount includes notice period salary of approximately $37,000, severance of approximately $8,000, vacation pay earned during the notice period of approximately $2,000 and other employee related costs of approximately $3,000.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases, equity loss in investee and gain on recovery of bad debt. Other income, net, was $214,134 for the third quarter of 2000 as compared to $1,650,297 for the third quarter of 1999. The decrease of $1,436,163 is due primarily to a reduction in interest bearing deposits over the course of the prior twelve months and the absence of an approximately $610,000 gain recognized in 1999 associated with the partial recovery of a bad debt that had previously been written off.

         Discontinued Operations. Discontinued Operations represents the net of all revenues and expenses associated with the US Equities Business. We have shown the loss from operations related to this industry segment separate from the loss on disposal of the segment as a result of discontinuing such operations. The loss from operations for the third quarter of 2000 was $15,112,872 as compared to $19,478,223 for the third quarter of 1999. The decrease of $4,365,351 is primarily due to a decrease in staff as a result of previous restructurings as well as a shift in resources towards the Osaka application and other new projects. In addition, there was a decrease in revenue of approximately $449,000 from the third quarter of 1999.

         The loss on disposal of segment for the third quarter of 2000 was $12,510,979. This amount is comprised of approximately $2,209,000 representing a workforce reduction of 99 employees and approximately $10,302,000 of charges associated with the impairment of net assets directly related to the US Equities Business. The amount related to the workforce reduction includes notice period salary of approximately $1,540,000, severance of approximately $466,000, vacation pay earned during the notice period of approximately $89,000 and other employee related costs of approximately $103,000. The amount related to the net asset impairment includes write offs of capitalized software costs and various other intangible assets of approximately $8,461,000, security deposits held by creditors of approximately $1,142,000, a write down in the value of fixed assets of approximately $7,368,000 and miscellaneous expenses related to office closings of approximately $320,000, offset by a net reduction in lease obligations and other accrued expenses of approximately $6,989,000. The lease obligations included both on balance sheet and off balance sheet commitments. Included in the foregoing, we have provided $3,500,000 as a reserve related to contract renegotiations and terminations in connection with certain capital and operating leases and service agreements.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Revenue. All of the $9,620,266 and $175,234 earned as revenue in the nine months ended September 30, 2000 and September 30, 1999, respectively, were derived from development services provided to JOS.

         Operating Expense. Operating expense for the nine months ended September 30, 2000 totaled $18,915,381 as compared to $18,169,294 for the nine months ended September 30, 1999. The following is an explanation of the increase as it relates to each of the components in total operating expense:

         Cost of Revenue Expense. Our cost of revenue expense of $7,384,797 for the nine months ended September 30, 2000 as compared to $809,969 for the nine months ended September 30, 1999. The increase of $6,574,828 is primarily due to the increase in development services provided to Osaka application and other new business ventures.

         Communications and Data Center Expense. We incurred communications and data center expense for the nine months ended September 30, 2000 of $1,031,649 as compared to $16,829 for the nine months ended September 30, 1999. The increase of $1,014,820 is primarily due to the increase in operations and support costs associated with the Osaka application. The increase primarily consists of increases in personnel related expenses and other general operating expenses.

         Business Development. We incurred business development expense for the nine months ended September 30, 2000 of $1,449,684 as compared to $612,944 for the nine months ended September 30, 1999. The increase of $836,740 is primarily due to the costs associated with the additional focus on developing existing relationships and on bringing in new Business related to the Exchange Solutions Business segment. The increase primarily consists of increases in personnel related expenses, travel and entertainment expense and other general operating expenses.

         General and Administrative Expense. We incurred general and administrative expense for the nine months ended September 30, 2000 of $5,305,871 as compared to $8,757,999 for the nine months ended September 30, 1999. The decrease of $3,452,128 is primarily due to a decrease in external professional fees of approximately $1,844,000, a decrease in travel and entertainment expenses of approximately $278,000 and a decrease of approximately $1,330,000 in other general office expenses.

         Depreciation and Amortization Expense. We incurred depreciation and amortization expense for the nine months ended September 30, 2000 of $1,570,785 as compared to $1,162,002 for the nine months ended September 30, 1999. The increase of $408,783 is primarily due to a software license, acquired in March of 1999, being amortized over a full nine months in 2000 as compared to only two quarters in 1999.

         Restructuring Expense. We recorded a restructuring charge during the nine months of 2000 of $2,158,053 associated with workforce reductions of twelve employees over the first two quarters of 2000. Included in this amount is approximately $1,890,000 representing a charge associated with the revaluation of stock options that had been granted to these employees, the remaining balance of approximately $268,000 includes notice period salaries of approximately $175,000, severance of approximately $53,000, vacation pay earned during the notice period and other employee related costs of approximately $33,000 and approximately $3,000 from an under accrual of prior quarters' restructuring charges.

         Warrant Compensation Expense. We incurred a non-cash warrant compensation expense for the nine months ended September 30, 2000 of $14,542 as compared to $6,809,551 for the nine months ended September 30, 1999. The decrease of $6,795,009 is attributable to certain warrants' being charged to expense in accordance with the Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services". In May 1999, we issued series B convertible participating preferred stock warrants to five investors in order for them to acquire 1,666,667 shares of our common stock at $10 per share. In connection with this issuance, we recorded a non-cash expense in May 1999 of approximately $6,786,000, the value obtained by using the Black-Scholes model. All of these warrants expired unexercised in June 1999.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases, equity loss in investee and gain on recovery of bad debt. Other income, net, was $1,411,686 for the nine months ended September 30, 2000 as compared to $2,816,165 for the nine months ended September 30, 1999. The decrease of $1,404,479 is primarily due to a reduction in interest bearing deposits over the course of the prior twelve months, the absence of a $700,000 gain recognized in 1999 associated with the partial recovery of a bad debt that had previously written off, offset by an equity participation in a loss from an investee of approximately $69,000 in 1999.

         Discontinued Operations. Discontinued Operations represents the net of all revenues and expenses associated with the US Equities Business. We have shown the loss from operations related to this segment separate from the loss on disposal of the segment. The loss from operations for the nine months ended September 30, 2000 was $52,138,665 as compared to $52,907,210 for the nine months ended September 30, 1999. The decrease of $768,545 is primarily due to a reduction in staff through previous restructurings and a shift in the allocation of our resources to the Exchange Solutions Business, offset by a decrease in revenue of approximately $766,000.

         The restructuring expense for Discontinued Operations in the third quarter of 2000 was $12,510,979. This amount is comprised of approximately $2,209,000 representing a workforce reduction of 99 employees and approximately $10,302,000 of charges associated with the impairment of net assets directly related to the US Equities Business. The amount related to the workforce reduction includes notice period salaries of approximately $1,540,000, severance of approximately $466,000, vacation pay earned during the notice period of approximately $89,000 and other employee related costs of approximately $103,000. The amount related to impairments includes write offs of capitalized software costs and various other intangible assets of approximately $8,461,000, security deposits held by creditors of approximately $1,142,000, disposals of fixed assets of approximately $7,368,000 and miscellaneous expenses related to office closings of approximately $320,000, offset by a net reduction in lease obligations and other accrued expenses of approximately $6,989,000. The lease obligations included both on balance sheet and off balance sheet commitments.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, our principal sources of liquidity consisted of $8,409,182 of cash and cash equivalents as compared to $62,637,410 of cash and cash equivalents as of December 31, 1999.

         Net cash used in operating activities was $50,450,362 and $60,182,371 for the nine months ended September 30, 2000 and 1999, respectively. Net operating cash flows were primarily attributable to net losses partially offset by non-cash charges such as depreciation and amortization in both periods, the value assigned to options in connection with restructurings in the current period and the value assigned to warrants issued as compensation in the prior period. The fluctuation between periods was affected by net changes in working capital. The current period includes an increase in Accounts Receivable, representing the revenues earned but not yet collected from JOS and the restructuring accrual, which was expensed in the current period but not yet paid.

         Net cash used in investing activities was $892,970 and $21,888,767 for the nine months ended September 30, 2000 and 1999, respectively. The uses of cash in the current period consisted of purchases of fixed assets and software licenses predominately for the Pacific Exchange and Nasdaq. The uses in the prior period resulted primarily from the acquisition of capital assets to build the Nasdaq data center and payments for personnel related expenses that had been included in the capitalization of software development costs, related to the Pacific Exchange and Nasdaq applications, in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

         Net cash used in financing activities for the nine months ended September 30, 2000 was $2,884,896 and net cash provided by financing activities for the nine months ended September 30, 1999 was $105,551,721. The use of cash in 2000 was primarily for payments on capital leases offset by proceeds from the issuance of common stock. The net cash provided in 1999 was primarily due to the proceeds from the issuance of preferred stock, the exercise of warrants and options on common stock and a term loan used for equipment financing, offset by payments on capital leases.

         The results indicated in our Consolidated Statement of Operations for the period ended September 30, 2000 are not necessarily indicative of the expense run rates for the ongoing operations related to our Exchange Solutions Business. The results from operations in future periods may differ materially as we continue to shift our resources from the US Equities Business to the Exchange Solutions Business. In particular, our current operating expenses may increase as additional employees are hired and as a result of normal compensation increases.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our only exposure to market risk is related to changes in interest rates and foreign currency exchange rates. We do not consider these risks to be material as of September 30, 2000. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those mentioned in the risk factors included in our Report on Form 10/A-3, as filed with the SEC.

         Interest Rate Risk. As of September 30, 2000, we had cash and cash equivalents of $8,409,182 that consisted of cash and highly liquid short-term investments. These investments may be subject to interest rate risk and would decrease in value if interest rates increased in the marketplace. A hypothetical increase or decrease of 10 percent in market interest rates at September 30, 2000 would have caused the fair value of these short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income.

         Foreign Currency Exchange Rate Risk. All of our revenues recognized to date have been denominated in U.S. dollars. Although revenues from international customers to date have been U.S. dollar denominated, we cannot be certain that future international customers or future business ventures will result exclusively in U.S. dollar denominated revenues, royalties or dividends. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. We have operations in Canada where the functional currency is the Canadian dollar. A hypothetical increase or decrease of 10 percent in the Canadian dollar against the US dollar at September 30, 2000 would have caused the US dollar equivalent of our Canadian operations to change by an immaterial amount.

         Equity Price Risk. As of September 30, 2000, we are not subject to equity price risk.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.

                  27.1     Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        OPTIMARK HOLDINGS, INC.



Dated:  November 14, 2000               By:/s/ David C. Johnson, Jr.
                                           ------------------------------------
                                           Name:    David C. Johnson, Jr.
                                           Title:   Co-Chief Executive Officer

                                        By:/s/ Robert J. Warshaw
                                           ------------------------------------
                                           Name:    Robert J. Warshaw
                                           Title:   Co-Chief Executive Officer

                                  EXHIBIT INDEX


No.

27.1     Financial Data Schedule