Form 10-K
period 2000-12-31
OPTIMARK TECHNOLOGIES INC
filed 2001-03-30
CIK 1062023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM               TO

                          COMMISSION FILE NUMBER 000-30527

                               OPTIMARK HOLDINGS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      22-3730995
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

    10 EXCHANGE PLACE CENTRE, 24TH FLOOR,                          07302
               JERSEY CITY, NJ                                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (201) 536-7112
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     Common Stock, Par Value $.01 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2001, there were 36,612,557 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

            ITEMS OMITTED PURSUANT TO REGULATION SECTION 240.12b-25
Part II, Items 6, 7, 7A, and 8; Part IV Item 14.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            OPTIMARK HOLDINGS, INC.

                                   FORM 10-K
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         NO.
                                                                         ----
                                   PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................    8
Item 3.    Legal Proceedings...........................................    8
Item 4.    Submission of Matters to a Vote of Security Holders.........    9
Item 4A.   Executive Officers of the Registrant........................    9
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   11
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   12
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   12
Item 11.   Executive Compensation......................................   12
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   12
Item 13.   Certain Relationships and Related Transactions..............   12

SIGNATURES.............................................................   13

                                     PART I

ITEM 1.  BUSINESS

     OptiMark Holdings, Inc. (the "Company" or "OptiMark", "we" or "our") was established as a holding company on June 12, 2000 as the result of a reorganization of the company formerly known as OptiMark Technologies, Inc. OptiMark Technologies, Inc. was the successor to a company that had been founded in 1996 to begin development of software for use in an electronic system for trading stocks and other financial instruments, goods and services.

     We develop software and provide design, development and maintenance services for building and operating electronic markets and exchanges. We enable clients to build markets and exchanges in which buyers and sellers may submit orders for products and services. Our software matches the orders of buyers and sellers and provides other functions required to operate the market or exchange. These markets and exchanges may be external (with multiple unrelated participants) or internal (customer orders matched within a single firm).

     We attempt to generate revenues from

     - receiving fees for licensing the use of our software and intellectual property;

     - providing design and development services related to the customization of our software;

     - receiving royalties or other transaction based fees based on transactions completed using our software;

     - providing support and maintenance services for our software; and

     - receiving equity in the clients to which we provide our software and services in consideration of such software and services.

     Prior to September 19, 2000, we were also in the business of owning and operating exchanges or exchange facilities which used the OptiMark software and services. This business was discontinued on September 19, 2000 due to high fixed costs and lack of revenue because of the failure of these proprietary exchange facilities to attract users or liquidity.

     Our goal is to become a leading provider of software and services for electronic markets and exchanges. The key elements of our strategy are to

     - continue to pursue new clients and business opportunities;

     - continue to work with our existing clients and to seek ways to expand these relationships;

     - continue to develop and enhance our software that serves as the base for future product offerings;

     - build a business development capability; and

     - build strategic relationships with major technology companies and consulting companies as a marketing channel for our products through referrals.

     We intend to enter other securities and non-securities electronic markets and exchanges. Examples of markets we are targeting include time shares, insurance, energy, data transfer over networks and communication channels, and options trading.

     We employ a business model that focuses on those areas of a business opportunity where we can add the most value. We believe that our expertise in designing and developing software for markets and exchanges gives us a competitive advantage.

     We have contracted with the largest and fastest growing electronic equities exchange, The Nasdaq Stock Market, Inc., to assist in its efforts to build its next generation trading system. We believe that this relationship gives us a competitive advantage in attracting new clients.

     We will continue to invest in and develop personnel. We believe that investing in personnel is key to delivering superior software and services. We intend to continue our practice of aggressively recruiting high caliber personnel and retaining these personnel by providing appropriate compensation incentives.

  Software and services

     Our software and services allow us to create markets and exchanges that range from simple to complex. Our clients typically operate and manage these markets and exchanges. We work with our clients to customize our software, and design and develop new software, according to the requirements of the client's market or exchange, the buyers and sellers who participate in the market or exchange, and the particular products or services that are bought and sold on the market or exchange. We also test and integrate that software with the client's existing systems.

     Our software is based on proprietary technology that allows buyers and sellers to buy and sell products and services. We currently offer two versions of our software, which meet different client needs. These are the OptiMark basic market platform and the OptiMark multi-attribute platform.

     Our services help clients determine the features that are critical to increasing the appeal and efficiency of their markets and exchanges and we deliver software and services to implement these features.

     We believe we bring at least three contributions to our clients:

     - software that includes patented and patent pending algorithms;

     - experience in designing and developing simple and complex markets and exchanges; and

     - modular components that enable faster design, integration, and implementation and therefore, faster time to market.

  OptiMark basic market platform

     The OptiMark basic market platform is used to match buyers and sellers of products and services where generally only price and volume differentiate orders from each other. The matching is done by means of a sophisticated and patented process designed to maximize the volume traded while optimizing the price. This helps to ensure fair treatment of both buyers and sellers.

     The OptiMark basic market platform provides a market or exchange where all matched orders from buyers and sellers are executed. We believe that the OptiMark basic market platform is unique because it

     - aggregates orders so that several buyers or sellers desiring to trade a smaller quantity of a product or service can be matched with one or more sellers or buyers desiring to trade a larger quantity of the product or service;

     - allows buyers and sellers possibly to buy or sell a product or service at a price better than they originally indicated, also known as "price improvement;"

     - permits buyers to enter multiple price and quantity orders to indicate fully their trading intent and therefore bid a price premium for a higher quantity (for example, a buyer may place an order to buy 1000 shares of company XYZ at $10 per share or alternatively, to buy 2000 shares at $10.50); a seller may do the opposite, (for example, offer a lower price for progressively larger quantities). The resulting spread between the bid and offer prices gives rise to the possibility of price improvement.

     - enables traders to use complex trading strategies including multiple price and quantity inputs on multiple items;

     - controls the extent that a buyer's or seller's identity and orders are made known to other buyers and sellers; and

     - may be configured to schedule matches of orders periodically or on a continuous basis.

     We are targeting several categories of potential clients for the OptiMark basic market platform. We are seeking existing and new exchanges that would benefit from this full function platform and the ability of users to enter multiple price and quantity orders. Current prospects for this platform include an options consortium.

     We are targeting potential clients who would use the platform in their internal markets, for example, where an institution's orders are matched internally before they are transmitted outside to an exchange for execution. Our current prospects include large brokerage and banking institutions that have sizable retail and institutional volume.

     We are also targeting potential clients who use Compaq's Tandem computers in their exchanges and markets. Tandem computers are widely used to validate credit card transactions, process ATM transactions, process airline reservations, record telephone usage for billing systems, and manage inventory distribution. We believe that we have an experienced team of Tandem technologists and intellectual property, particularly as this technology is applied in the financial services industry to high volume mission critical applications. In this area, The Nasdaq Stock Market, Inc. has contracted with OptiMark to develop key portions of its next generation electronic trading system, which will include portions of the OptiMark basic market platform. OptiMark intends to use its Tandem-related skills for clients in financial services and other industries.

  OptiMark multi-attribute platform

     The OptiMark multi-attribute platform is used in markets and exchanges where more than price and quantity define a product or service that is to be bought and sold. The OptiMark multi-attribute platform allows buyers and sellers to define orders for a product or service in terms of multiple specifications and preferences.

     Once a buyer or seller enters a product or service description, the description is compiled into a database. The platform produces a list of other sellers and buyers who are ranked in order of who most closely meets the description. Then, the buyer or seller can decide whether to

     - buy or sell the product or service;

     - redefine the product specifications; or

     - search or negotiate with chosen sellers or buyers.

     We believe that the OptiMark multi-attribute platform is unique because it allows for a more complete product description than other platforms. Through the use of multiple attributes, preferences and aggregation, a buyer or seller is able to refine their product or service definitions precisely to describe their full intent and, if desirable, negotiate alternative features and options.

     We believe that these features allow our clients to differentiate their market or exchange from their competition. However, it is important that our clients' markets offer standard communication and connectivity to outside functions that are important to those markets. Therefore, the platform includes the ability to incorporate market data into the market or exchange.

  Existing clients

     As of March 15, 2001, we had definitive agreements with three clients.

     We have contracted with The Nasdaq Stock Market, Inc. to develop its next generation trading system, which is known as the SuperMontage system. Since October 2, 2000, we have earned development fees in the amount of $2,800,000 and $4,900,000 through December 31, 2000 and March 15, 2001, respectively, and will continue to earn $700,000 per month until the earlier of the public launch of the SuperMontage system or October 31, 2001. We have earned an additional development amount of $750,000 for delivering certain services and deliverables by a specified milestone date and may earn additional amounts that may total as much as $5,000,000 if we deliver certain services and deliverables by specified milestones dates over the next year. If Nasdaq uses our SuperMontage implementation for actual trading (as opposed to an implementation that Nasdaq may develop on its own), then Nasdaq has agreed to enter into a four year software and services maintenance contract, which will generate revenues of not less than $200,000 per month. Under the contract and with certain specified exceptions, we agreed not to provide our software or services to other parties who are developing markets and exchanges for trading financial instruments unless Nasdaq gives its consent. However, this exclusivity will lapse unless Nasdaq agrees to certain extensions of the work currently being performed. This agreement contains certain provisions under which Nasdaq may terminate the agreement early and without cause upon the payment of a termination fee. The agreement also contains a right of Nasdaq to receive unrestricted use of certain intellectual property created by us pursuant to the agreement in the event we fail to maintain a current ability to meet financial obligations on a timely basis. Nasdaq has recently initiated discussions with regard to restructuring this SuperMontage development agreement including possible changes in the timing or reductions in the amounts of milestone or development payments and alterations in the specifications of assigned tasks. These discussions are at an early stage and there is no certainty about the outcome.

     We have an agreement with Asset International, Inc. to develop a service to be offered on its Plansponsor.com website. The service will enable 401(k) retirement plan administrators of companies having less than 500 employees to match 401(k) plan demographics and buying criteria to appropriate investment managers. In the first five years of the contract, we will receive 35% of revenues generated and collected from the websites that use our software, less development fees and expenses paid to us. After the fifth year, we will receive 20% of these revenues. We will also receive development fees that are based on, but discounted from, our standard rates and we will be reimbursed for expenses incurred during the development. We will also provide software support services that are based on, but discounted from, our standard rates. We will provide maintenance services at no charge to Asset International, Inc. We have received 1.67% of the common stock of Asset International, Inc. We have granted Asset International limited exclusivity on this use of our intellectual property.

     We have also contracted with Japan OptiMark Systems, Inc. to develop a system for trading Japanese equities within the territory of Japan. We will receive a royalty for the use of our software, which is based on the revenues generated from the system. No royalties will be received until the system generates certain revenues based on completed transactions. Based on current low volumes, no royalties are anticipated in the foreseeable future. We have earned approximately $15,000,000 for the period of May 1999 through March 15, 2001 for the development, and maintenance and support, of the system and have been and will continue to be reimbursed for expenses incurred. OptiMark has also purchased 15% of the shares of JOS common stock. OptiMark has granted JOS exclusivity for trading certain equities in Japan.

  Competition

     In the growing Internet area, many companies provide services and products to enable electronic markets and exchanges. Competition in this market is rapidly increasing, and we expect that competition will further increase in the future. Our competition, both direct and indirect, potentially comes from a wide range of companies involved in electronic commerce, including:

     - companies that provide software that allows for the establishment of electronic markets and exchanges;

     - companies that develop and operate trading systems;

     - companies that operate websites that provide auction features to buyers and sellers;

     - providers of stand-alone software products that make available to buyers technology for conducting online auctions of products and services; and

     - professional service and consulting firms offering similar services.

     Currently, we believe that our greatest competition will be from General Electric's global exchanges, Ariba Inc.'s Dynamic Trade, Idapta Inc., eSpeed Inc., and ecMarket.com Inc.

  Research and development

     We originally began developing the OptiMark software in 1994 and we continue to enhance the software on an ongoing basis. As of March 15, 2001, our research and development team included approximately sixty-three employees and consultants. The research and development team includes a number of key members that have extensive experience with trading systems, advanced mathematics and computer programming.

     We believe our technical personnel and core technologies represent a significant competitive advantage. We believe a technically skilled and highly productive research and development team is a key component for the success of new and better product offerings.

     We expect that most of our technology and enhancements to existing and future systems will be developed internally. However, we currently license certain externally-developed technologies and will continue to evaluate externally-developed technologies to integrate with our systems.

  Intellectual property and proprietary rights

     As of March 15, 2001, we held seven issued United States patents and nine pending United States patent applications. As of that date, we also held seventeen issued international patents and sixty-one pending international patent applications. We plan to file additional patent applications, both domestically and internationally, as we create new inventions. We also have discontinued prosecution of patent applications and maintenance of patents that were deemed to be strategically unimportant, either because of geography or subject matter.

     We seek to protect our trade secrets, service marks, trademarks, and copyrights through a combination of laws and contractual restrictions, such as confidentiality and license agreements. We attempt to register our trademarks and service marks in the United States and internationally. We have registered our corporate logo and the mark "OPTIMARK," among others, in the United States and internationally in several countries. However, effective trademark, service mark, trade secret, and copyright protection may not be available in every country in which OptiMark's software may be made available. We also have discontinued prosecution of trademark applications and maintenance of trademark that were deemed to be strategically unimportant, either because of geography or subject matter.

  Sales, marketing and business development

     We believe that there are four main categories of sales, marketing and business development that we will need to master in order to be successful:

     - Direct Sales -- We will focus our initial direct sales effort on a number of core vertical markets. These include financial services, transportation and energy.

     - Channel Marketing -- We will make other providers of e-commerce solutions and exchange builders aware of the capabilities of our software and services. This will enable us to become part of a flow of deals and business. We have identified channel segments including e-commerce integrators, marketplace builders and integration solution providers.

     - Marketing Outreach -- We will leverage the marketing materials used in our direct sales and channel marketing efforts to clarify our software and services and deliver a common message. For this purpose we have employed the services of a public relations and marketing firm and a design firm.

     - Partnerships/Acquisitions -- We will develop an active program to identify and seek opportunities to enhance our product offerings through formalized partnerships or acquisition of technology and people.

EMPLOYEES

     As of March 15, 2001, we had one-hundred twenty-seven full-time employees, sixty-three of whom were engaged in research and development, forty-four in quality assurance, testing and operations, eight in sales and marketing, and twelve in executive, finance, administration and personnel. We have never had a work stoppage and our employees are not represented by any collective bargaining unit.

  Financial information about industry segments

     Please refer to the financial statements for financial information about our industry segments.

  Financial information about foreign and domestic operations and export sales

     Financial information about our foreign and domestic operations and export sales, as applicable, is included in the financial statements and is incorporated by reference.

  Discontinued operations

     Until September 19, 2000, the Company operated in two segments. The first segment, the Exchange Solutions Business, was formerly referred to as the Electronic Markets Business. The Exchange Solutions Business operates under the Company's wholly-owned subsidiary, OptiMark, Inc. The second segment, the US Equities Business, operated under the Company's wholly-owned subsidiary, OptiMark US Equities, Inc. We discontinued the operations of the US Equities Business on September 19, 2000. We continued operations of the Exchange Solutions Business after that date. As of that date all criteria for the measurement date per APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", had been met.

ITEM 2.  PROPERTIES

     Our headquarters are located in Jersey City, New Jersey. We sublease approximately 32,000 square feet under a sublease that expires in February 2014. We also lease approximately 14,000 square feet for our data center in Jersey City, New Jersey. However, that leasehold will be reduced to approximately 3,300 square feet as of April 1, 2001 with a remaining term to September 30, 2008. In addition, we lease approximately 2,000 square feet in Durango, Colorado for use as a scientific research office on a month-to-month basis. The Company also has small representative offices in Toronto, Canada and Tokyo, Japan. All of the foregoing space consists of standard commercial office premises in metropolitan areas. We believe that our present facilities are adequate for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company or its subsidiaries are subject to the following legal proceedings:

     1. In the Matter of the Arbitration between International Exchange Networks, Ltd. against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities. On February 8, 2001, Claimant, International Exchange Networks, Ltd. ("IXnet"), filed a statement of claim before the American Arbitration Association ("AAA"), amended on March 6, 2001, alleging that IXnet entered into a master services agreement with all of the named respondents under which IXnet agreed to provide telecommunications services and equipment to respondents to support OptiMark US Equities, Inc.'s matching engine technology in exchange for respondents' commitment to pay certain monthly fees. IXnet alleges that respondents later improperly terminated the master services agreement and are thus liable for damages totaling $18,625,504.14, exclusive of interest and costs. The Company intends vigorously to defend this action. On March 26, 2001, a temporary restraining order was issued by the Supreme Court of the State of New York stopping the arbitration pending a hearing on April 5, 2001 on opposition by the Company to the arbitration.

     2. Transamerica Business Credit Corporation, Wells Fargo Equipment Finance, Inc., Diamond Lease (U.S.A.), Inc. and Linc Capital, Inc. v. OptiMark US Equities, Inc. f/k/a OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc., Superior Court of New Jersey -- Hudson County. Plaintiffs filed this action on February 9, 2001 and assert claims that allegedly arise out of a master lease agreement pursuant to which it is alleged that OptiMark US Equities, Inc. agreed to lease computer and other business equipment. Plaintiffs contend that OptiMark US Equities, Inc. breached the master lease by, among other things, failing to pay the amounts due under the master lease and by transferring certain of the equipment to the other subsidiaries of the Company. Based on these allegations, plaintiffs make claims for replevin, breach of contract, tortious interference, fraudulent conveyance, punitive damages, and attorneys' fees in unspecified amounts. The Company intends vigorously to defend this action.

     3. Comdisco, Inc. v. OptiMark Technologies, Inc. and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Comdisco. The Company intends vigorously to defend this action.

     4. Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division -- Hudson County. Plaintiff filed a complaint in this action on January 23, 2001 naming OptiMark Technologies, Inc. as a defendant. In the complaint, Comdisco alleges that OptiMark Technologies, Inc. breached a master lease agreement with Comdisco under which it was obligated to make lease payments for computer equipment leased to it by Comdisco. The complaint seeks an order of replevin to recover the equipment at issue as well as damages of $1,732,617.36 for breach of the lease. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Comdisco. This action is similar to, and based on the same master lease agreement, as the action pending in Connecticut, referenced above. The Company intends vigorously to defend this action. On March 30, 2001, the parties agreed to consolidate this proceeding with the related proceeding pending in Connecticut and described above.

     In addition to the foregoing, Trans-Lux Corp has demanded that OptiMark US Equities, Inc. pay $685,694.94 allegedly due under certain equipment leases and has threatened to commence legal proceedings against it unless such payment is made promptly. FINOVA Capital Corporation has threatened to commence legal proceedings against OptiMark US Equities, Inc. unless a demand for payment of $6,100,359.61 allegedly due under certain equipment leases is made promptly.

     The Company believes that each of the foregoing pending actions or threatened proceedings is derived from the discontinuation of the business of OptiMark US Equities, Inc., a subsidiary of the Company, in September 2000 and each seeks monetary damages for an alleged breach of a payment obligation. If the Company is ultimately found to be liable for any loss or impairment resulting from any of these suits, any such loss or impairment will have a material adverse impact on the Company's financial position, results of operations and cash flows.

     This annual report is written in compliance with the SEC's plain English rules in which words such as "Company", "we" and "our" may be used to describe the businesses and operations of the parent company and subsidiaries taken as a whole. However, the separate legal status of each entity in the group and the distinct contractual and legal rights and obligations of each such entity are important elements in the pending litigation and other legal disputes and the debt restructuring negotiations described in this annual report. Interested parties are referred to the relevant agreements and legal dockets for further information with regard to the roles of specific entities and the positions of the parties with respect to those entities. The use of plain English to describe a group of companies should not be construed as an admission of the role of any particular company or subsidiary which is contrary or adverse to the stated legal position of that company or subsidiary.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company as of March 15, 2001 (none of whom has a family relationship with another executive officer):

NAME                                   AGE    POSITION
----                                   ---    --------
Robert J. Warshaw....................  47     Chief Executive Officer and Director
James G. Rickards....................  49     Chief Administrative Officer

     Selected biographical information with respect to all other executive officers is set forth hereafter.

     Robert J. Warshaw (47), Chief Executive Officer since March 14, 2001. Mr. Warshaw also serves as Chief Executive Officer of OptiMark, Inc. Mr. Warshaw previously served as co-Chief Executive Officer, Executive Vice President and Chief Technology Officer of OptiMark, Inc. From November 1999 to June 2000, Mr. Warshaw served as Executive Vice President and Chief Technology Officer of OptiMark Technologies, Inc. From October 1993 to October 1999, Mr. Warshaw was Chief Information Officer at Lazard Freres & Co. LLC., an international investment banking firm. From January 1990 to October 1993, he was a partner at McKinsey & Company, a global management consulting firm. Mr. Warshaw received his bachelor's degree in English from the University of Pennsylvania and a Masters in Management from Northwestern University's Kellogg School of Management.

     James G. Rickards (49), Chief Administrative Officer, General Counsel and Secretary. Mr. Rickards also serves as Chief Administrative Officer, General Counsel and Secretary of OptiMark, Inc. From August 1999 to June 2000, he served as Senior Vice President, General Counsel and Secretary of OptiMark Technologies, Inc. From 1994 to August 1999, Mr. Rickards was General Counsel of Long-Term Capital Management, L.P., an investment management firm. From 1985 to 1994, Mr. Rickards was Senior Vice President, Secretary and General Counsel of Greenwich Capital Markets, Inc., an investment banking firm. Prior to joining Greenwich Capital, he was Vice President and international tax counsel at Citibank N.A. Mr. Rickards received his Juris Doctoris degree from the University of Pennsylvania Law School and his LL.M. (Taxation) from the New York University School of Law. He received his Bachelor of Arts Degree in Political Science from The Johns Hopkins University and his Master of Arts Degree in International Relations from the Paul H. Nitze School of Advanced International Studies of The Johns Hopkins University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the shares of common stock and we do not currently intend to seek inclusion of the shares of common stock in any established public trading market. As of December 31, 2000, we had 36,612,557 outstanding shares of common stock, including 740,000 shares of non-voting common stock owned by approximately 740 holders.

     There are 69,000,829 outstanding shares of common stock on an as converted basis that can be sold currently pursuant to Rule 144. As of December 31, 2000, we have

     - issued options to purchase an aggregate of 8,870,636 shares of common stock to our directors, officers and current and former employees,

     - issued warrants to purchase an aggregate of 5,940,900 shares of common stock to investors, consultants and strategic partners, and

     - granted registration rights to holders of approximately 40,113,000 of common stock, on an as converted basis.

     We have not declared any dividends or other distributions on our shares of common stock. We do not anticipate paying any other cash dividends in the foreseeable future and anticipate that future earnings will be retained to finance operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                          OPTIMARK HOLDINGS, INC.

                                          By: /s/ PETER L. BLOOM
                                            ------------------------------------
                                            Name: Peter L. Bloom
                                            Title:  Director

                                          By: /s/ RONALD D. FISHER
                                            ------------------------------------
                                            Name: Ronald D. Fisher
                                            Title:  Director

                                          By /s/ RICHARD W. JONES
                                            ------------------------------------
                                            Name: Richard W. Jones
                                            Title:  Director

                                          By /s/ WILLIAM A. LUPIEN
                                            ------------------------------------
                                            Name: William A. Lupien
                                            Title:  Chairman

                                          By /s/ MORTON H. MEYERSON
                                            ------------------------------------
                                            Name: Morton H. Meyerson
                                            Title:  Director

                                          By /s/ JOHN T. RICKARD
                                            ------------------------------------
                                            Name: John T. Rickard
                                            Title:  Director

                                          By /s/ PHILLIP J. RIESE
                                            ------------------------------------
                                            Name: Phillip J. Riese
                                            Title:  Director

                                          By /s/ ROBERT J. WARSHAW
                                            ------------------------------------
                                            Name: Robert J. Warshaw
                                            Title:  Chief Executive Officer &
                                             Director

Dated March 30, 2001