Form 10-K/A
period 2000-12-31
OPTIMARK TECHNOLOGIES INC
filed 2001-04-02
CIK 1062023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                AMENDMENT NO. 1

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

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in
Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect", "anticipate", "contemplate", "intend", "plan", "believe", "estimate", "consider" or similar expressions are used.

     Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading, "Management's Discussion and analysis of Financial Condition and Results of Operation" elsewhere in this Form 10-K. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we disclaim any intention or obligation to update forward-looking statements after the filing of this Annual Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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