Form 10-K/A
period 2000-12-31
OPTIMARK TECHNOLOGIES INC
filed 2001-04-17
CIK 1062023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                AMENDMENT NO. 2

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

                                 (201) 536-7088
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In our previous filing of Form 10-K on April 2, 2001, certain items were omitted. This filing restates and amends the former filing and includes the following items that were omitted: Part II, Items 6, 7, 7A, and 8; and Part IV,
Item 14.

                            OPTIMARK HOLDINGS, INC.

                                   FORM 10-K
                                AMENDMENT NO. 2
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          NO.
                                                                          ----
                                    PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................    8
Item 3.     Legal Proceedings...........................................    8
Item 4.     Submission of Matters to a Vote of Security Holders.........   10
Item 4A.    Executive Officers of the Registrant........................   10

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   10
Item 6.     Selected Financial Data.....................................   11
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation....................................   12
Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk........................................................   22
Item 8.     Financial Statements and Supplementary Data.................   23
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   45

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   45
Item 11.    Executive Compensation......................................   45
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   45
Item 13.    Certain Relationships and Related Transactions..............   45

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   45

SIGNATURES..............................................................   48

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company or its subsidiaries are subject to the following legal proceedings:

          1. In the Matter of the Arbitration between International Exchange Networks, Ltd. against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities. On February 8, 2001, Claimant, International Exchange Networks, Ltd. ("IXnet"), filed a statement of claim before the American Arbitration Association ("AAA"), amended on March 6, 2001, alleging that IXnet entered into a master services agreement with all of the named respondents under which IXnet agreed to provide telecommunications services and equipment to respondents to support OptiMark US Equities, Inc.'s matching engine technology in exchange for respondents' commitment to pay certain monthly fees. IXnet alleges that respondents later improperly terminated the master services agreement and are thus liable for damages totaling $18,625,504.14, exclusive of interest and costs. The Company intends vigorously to defend this action. On March 26, 2001, a temporary restraining order was issued by the Supreme Court of the State of New York stopping the arbitration pending a hearing, the date for which has not been definitively set, on opposition by the Company to the arbitration.

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

     On December 29, 2000, the Company entered into a Settlement Agreement with ISM Information Systems Management Corporation and IBM Canada Limited (the "IBM Entities") relating to disputed payment amounts owed to the IBM Entities pursuant to certain software license and information technology service agreements. Pursuant to the Settlement Agreement, the Company agreed to pay a total amount of $2,550,000 Canadian to the IBM Entities in settlement of the disputed payment amounts owed by the Company pursuant to such agreements. The Company is paying the settlement amount in four installments. The first installment of $1,225,000 Canadian was paid at the end of December 2000 and the second installment of $450,000 Canadian was paid on April 1, 2001. The remaining two payments of $450,000 Canadian each will be completed by October 1, 2001.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company as of March 15, 2001 (none of whom has a family relationship with another executive officer):

NAME                                            AGE                 POSITION
----                                            ---                 --------
Robert J. Warshaw.............................  47    Chief Executive Officer and Director
James G. Rickards.............................  49    Chief Administrative Officer

     Selected biographical information with respect to executive officers is set forth hereafter.

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

     James G. Rickards (49) resigned from positions with the Company and its affiliates effective April 6, 2001. Prior to that date, Mr. Rickards served as the Chief Administrative Officer, General Counsel and Secretary. Mr. Rickards also served as Chief Administrative Officer, General Counsel and Secretary of OptiMark, Inc. From August 1999 to June 2000, he served as Senior Vice President, General Counsel and Secretary of OptiMark Technologies, Inc. From 1994 to August 1999, Mr. Rickards was General Counsel of Long-Term Capital Management, L.P., an investment management firm. From 1985 to 1994, Mr. Rickards was Senior Vice President, Secretary and General Counsel of Greenwich Capital Markets, Inc., an investment banking firm. Prior to joining Greenwich Capital, he was Vice President and international tax counsel at Citibank N.A. Mr. Rickards received his Juris Doctoris degree from the University of Pennsylvania Law School and his LL.M. (Taxation) from the New York University School of Law. He received his Bachelor of Arts Degree in Political Science from The Johns Hopkins University and his Master of Arts Degree in International Relations from the Paul H. Nitze School of Advanced International Studies of The Johns Hopkins University.

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

ITEM 6.  SELECTED FINANCIAL DATA

     Our selected financial data for and as of each of the years ended December 31, 2000, 1999, 1998, 1997, and 1996 have been derived from our audited consolidated financial statements, including notes thereto. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                     FIVE YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------
                                     2000           1999          1998          1997          1996
                                 ------------   ------------   -----------   -----------   -----------
Revenue........................  $ 15,234,063   $  1,620,454            --            --            --
Operating expenses.............    53,285,111     63,811,183   $ 9,924,040   $ 5,132,371   $ 3,428,593
Other (income)
  expense -- net...............    (1,206,432)    (3,497,459)   (2,159,512)     (562,366)      267,753
Loss from continuing
  operations...................   (36,844,616)   (58,693,270)   (7,764,528)   (4,570,005)   (3,696,346)
Loss from continuing operations
  per share....................  $      (1.00)  $      (1.67)  $     (0.25)  $     (0.17)  $     (0.14)
Weighted average common shares
  outstanding (basic and
  diluted).....................    36,603,854     35,193,208    31,067,059    27,199,563    26,297,577
Cash and cash equivalents......  $  2,919,548   $ 62,637,410   $63,839,270   $ 7,416,760   $ 4,100,165
Working capital................    (2,941,710)    59,127,384    61,803,570     6,356,581     3,261,025
Property and
  equipment -- net.............     5,845,760     12,881,116     6,085,506     1,438,266       212,129
Intangible assets -- net.......       120,748     26,733,541            --            --            --
Total assets...................    13,841,498    114,511,939    63,806,571     7,549,417     4,780,298
Stockholders' equity...........     4,562,688    106,524,760    59,318,827     6,016,090     3,914,270

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying audited financial statements and related footnotes. This document contains, in addition to historical information, forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this document. See "Item 1 -- Business Risk Factors".

DISCONTINUED OPERATIONS

     On September 19, 2000, the Company discontinued its US Equities Business. The Company has discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the consolidated financial statements and prior periods have been reclassified to conform to this presentation. The discussion of results of operations in this section relates only to the Company's continuing operations, its Exchange Solutions Business.

CONTINUATION AS A GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception. The Company's current cash and cash equivalents, plus the expected cash flows for 2001, are not expected to be sufficient to meet its 2001 operating and financial commitments. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period. On April 11, 2001 the Company borrowed $2,500,000 from a stockholder in the form of a promissory note convertible at the stockholder's option into a new series of preferred stock. The Company is currently in discussions with this shareholder with regard to additional equity investments.

HISTORY OF LOSSES

     We have experienced losses each quarter since our inception. Although we have restructured our business and discontinued one segment, losses are likely to continue for the foreseeable future. As of December 31, 2000, our accumulated deficit was approximately $333,370,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue. Total Revenue for the year ended December 31, 2000 was approximately $15,234,000 as compared to approximately $1,620,000 for the year ended December 31, 1999. Of these amounts, approximately $11,684,000 and $1,620,000 were derived from development services provided to our affiliate, JOS, for the years ended December 31, 2000 and 1999, respectively. We began to recognize revenue for development services to JOS in July 1999.

     Our revenue streams are derived from several distinct categories; license fees, development services, maintenance & support, royalties and other value added services such as consulting and resales of third party computer equipment and licenses to customers.

     Of the approximately $15,234,000 in revenue that was earned for the twelve months ended December 31, 2000, $15,033,000 were from development services and $201,000 were from maintenance & support fees. All of the revenue earned for the twelve months ended December 31, 1999 came from development services.

     Cost of Sales. Cost of Sales includes all expenses incurred in order to develop and implement our products. Cost of Sales for the twelve months ended December 31, 2000 totaled approximately $8,256,000 as compared to approximately $896,000 for the twelve months ended December 31, 1999. The increase of $7,360,000 is primarily due to the increase in resources utilized in the JOS project as well as the addition of the NASDAQ project in the year 2000. The increase primarily consists of personnel related expenses, equipment rental, travel and entertainment expense and other general operating expenses.

     Operating Expense. Operating expenses for the twelve months ended December 31, 2000 totaled approximately $45,030,000 as compared to $62,915,000 for the twelve months ended December 31, 1999. The following is a discussion of the increase as it relates to each of the expense components:

     Sales and Marketing. Sales and Marketing expense for the twelve months ended December 31, 2000 totaled approximately $1,893,000 as compared to $618,000 for the twelve months ended December 31, 1999. The increase of $1,275,000 is primarily due to costs associated with developing existing customer relationships and in attracting new business. The increase primarily consists of personnel related expenses, travel and entertainment expense and other general operating expenses.

     Research & Development. Research & Development expense totaled approximately $3,460,000 for the twelve months ended December 31, 2000 compared to $1,030,000 for the twelve months ended December 31, 1999. The increase of $2,430,000 is primarily due to an increase in the development of our core platforms and capabilities for use in future applications. The increase primarily consists of personnel related expenses, travel and entertainment expense and other general operating expenses.

     General and Administrative Expense. General & Administrative expense totaled approximately $9,601,000 for the twelve months ended December 31, 2000 as compared to $11,229,000 for the twelve months ended December 31, 1999. The decrease of $1,628,000 is primarily due to a decrease in external professional fees of approximately $1,844,000, a decrease in travel and entertainment expenses of approximately $278,000, a decrease of approximately $83,000 in other general office expenses, reduced by an increase in the loss on disposal of assets in 2000 of approximately $577,000.

     Depreciation and Amortization Expense. Depreciation & Amortization expense totaled approximately $3,950,000 for the twelve months ended December 31, 2000 as compared to $1,728,000 for the twelve months ended December 31, 1999. The increase of $2,222,000 is primarily due to the amortization of a software license, acquired in March of 1999, over a full year in 2000 as compared to only three quarters in 1999, as well as the acceleration of the amortization of this asset in the fourth quarter of 2000 due to a change in its estimated useful life, and the full year depreciation of approximately $10,244,000 in additional fixed assets that were acquired in 1999.

     Impairment of Fixed Assets. The Company recorded a charge of approximately $1,879,000 in 2000 representing an impairment of various fixed assets in its continuing operations for items that no longer provide economic value.

     Write-off of Intangible Asset. The Company recorded a charge of $23,940,000 in 2000 to write off the net book value of an intangible asset. The write off was based on the Company's analysis that indicated that the asset presents no future economic value.

     Restructuring Expense. We recorded a restructuring charge of approximately $292,000 for the twelve months ended December 31, 2000. Included in this amount is approximately $2,158,000 related to a workforce reduction of twelve employees and approximately $754,000 for expenses related to vendor workouts. The restructuring charges were reduced by approximately $2,620,000 from a net reduction in vendor liabilities. We had taken a restructuring charge of approximately $7,693,000 for the twelve months ended December 31, 1999 related to a workforce reduction in our continuing operations of 72 employees.

     Warrant Compensation Expense. We incurred a non-cash warrant compensation expense for the twelve months ended December 31, 2000 of approximately $15,000 as compared to $40,617,000 for the twelve months ended December 31, 1999. These amounts are attributable to certain warrants being charged to expense in accordance with the Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services".

These amounts were issued in conjunction with warrants earned under various agreements with strategic partners, lessors and consultants.

     Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases, equity in loss of affiliate and gain on recovery of bad debt. Other income, net, was approximately $1,206,000 for the twelve months ended December 31, 2000 as compared to approximately $3,497,000 for the twelve months ended December 31, 1999. The decrease of $2,291,000 is primarily due to a reduction in interest bearing deposits over the course of the prior twelve months, the absence of a $700,000 gain recognized in 1999 associated with the partial recovery of a bad debt that had previously written off, offset by equity participation in a loss from an investee of approximately $69,000 in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue. Total Revenue for the year ended December 31, 1999 was approximately $1,620,000 as compared to $0 for the year ended December 31, 1998. We began to recognize revenue from an affiliate for development services in July 1999.

     Cost of Sales. Cost of Sales for the twelve months ended December 31, 1999 totaled approximately $896,000 as compared to $0 for the twelve months ended December 31, 1998. The increase is due to the allocation of resources to the affiliate project and consists primarily of increases in personnel related expenses, equipment, travel and entertainment expense and other general operating expenses.

     Operating Expense. Operating expenses for the twelve months ended December 31, 1999 totaled approximately $62,915,000 as compared to $9,924,000 for the twelve months ended December 31, 1998. The following is an explanation of the increase in each of the components:

     Sales & Marketing. Sales and Marketing expense for the twelve months ended December 31, 1999 totaled approximately $618,000 as compared to $0 for the twelve months ended December 31, 1998. The increase is due to the additional focus associated with developing existing customer relationships and in attracting new business. The increase primarily consists of personnel related expenses, travel and entertainment expense and other general operating expenses.

     Research & Development. Research & Development expense totaled approximately $1,030,000 for the twelve months ended December 31, 1999 as compared to $0 for the twelve months ended December 31, 1998. The increase is primarily due to the additional focus associated with developing our core platforms and capabilities for use in future applications. The increase primarily consists of personnel related expenses, travel and entertainment expense and other general operating expenses.

     General and Administrative Expense. General & Administrative expense totaled approximately $11,229,000 for the twelve months ended December 31, 1999 as compared to $9,196,000 for the twelve months ended December 31, 1998. The increase of $2,033,000 is primarily due to an increase in external professional fees of approximately $1,844,000, an increase in travel and entertainment expenses of approximately $278,000 and a decrease of approximately $89,000 in other general office expenses.

     Depreciation and Amortization Expense. Depreciation & Amortization expense totaled approximately $1,728,000 for the twelve months ended December 31, 1999 as compared to $181,000 for the twelve months ended December 31, 1998. The increase of $1,547,000 relates to the addition of a software license in March 1999 and approximately $6,294,000 in additional fixed assets acquired during 1998.

     Restructuring Expense. We recorded a restructuring charge of approximately $7,693,000 for the twelve months ended December 31, 1999 related to a workforce reduction in our continuing operations of 72 employees.

     Warrant Compensation Expense. Warrant compensation expense for the twelve months ended December 31, 1999 was approximately $40,617,000 as compared to $547,000 for the twelve months ended December 31, 1998. The increase of $40,070,000 is due to warrants being charged to expense in accordance with the Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other issued in connection with warrants earned under various agreements with strategic partners, lessors and consultants.

     Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases, equity loss in investee and gain on recovery of bad debt. Other income, net, was approximately $3,497,000 for the twelve months ended December 31, 1999 as compared to approximately $2,160,000 for the twelve months ended December 31, 1998. The increase of $1,337,000 is primarily due to a increase in interest bearing deposits over the course of the prior twelve months, a $700,000 gain recognized in 1999 associated with the partial recovery of a bad debt that had previously been written off, offset by an equity participation in a loss from an investee of approximately $69,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, our principal sources of liquidity consisted of approximately $2,920,000 of cash and cash equivalents as compared to approximately $62,637,000 of cash and cash equivalents as of December 31, 1999.

     Net cash used in operating activities was approximately $6,601,000 and approximately $10,671,000 for the twelve months ended December 31, 2000 and 1999, respectively. The change in net operating cash flows were attributable to net losses in both periods, partially offset by non-cash charges including depreciation and amortization, write-offs of assets in connection with the restructuring, values assigned to options in connection with restructurings and values assigned to warrants issued as compensation. The fluctuation between periods was also affected by net changes in working capital.

     Net cash used in investing activities was approximately $1,094,000 and $4,199,000 for the twelve months ended December 31, 2000 and 1999, respectively. The uses of cash primarily consisted of purchases of fixed assets and software licenses.

     Net cash used in financing activities for the twelve months ended December 31, 2000 was approximately $1,197,000 and net cash provided by financing activities for the twelve months ended December 31, 1999 was approximately $108,196,000. The use of cash in 2000 was primarily for principal payments on capital leases reduced by proceeds from the issuance of common stock for the exercise of options. The net cash provided in 1999 was primarily due to the proceeds from the issuance of preferred stock, repayment of a loan to an officer, the exercise of warrants and options on common stock and a term loan used for equipment financing, offset by principal payments made on capital leases.

     The results indicated for continuing operations in our Consolidated Statement of Operations for the year ended December 31, 2000 are not necessarily indicative of the expense spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the new business model. In particular, our current operating expenses may increase as additional employees are hired and as a result of normal compensation increases.

  Factors that may affect future results

     Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. We need to raise additional capital imminently to meet our operating and investing cash requirements. We may not be able to find additional financing on favorable terms or at all. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock and existing series of preferred stock, and our stockholders may experience dilution to their equity ownership.

     On April 11, 2001, the Company borrowed $2,500,000 from a stockholder in the form of a promissory note. The promissory note will automatically convert into a new series of preferred stock (described below) if the stockholder, in its discretion, elects to invest in that preferred stock. The promissory note bears interest at the rate of 10% per annum, matures on July 10, 2001 and is secured by substantially all the assets of the Company. The Company and the stockholder have also entered into a non-binding agreement in principle, subject to negotiation of definitive documentation and other conditions, under which investors, including the stockholder, would invest up to an additional $12,500,000 over a period of a year in a new series of 8% preferred stock. There can be no assurance that any investment will take place on these terms or at all. In addition, because each installment will be subject to separate conditions, even if definitive agreements are executed and delivered and one or more installments funded, there can be no assurance that the remaining installments will be funded. The preferred stock would be entitled to a preference over existing stockholders, in the event of a liquidation, sale of assets or merger involving the Company, equal to twice its purchase price plus 80% of proceeds above that amount up to $300 million and 56% of proceeds above $300 million. The preferred stock would vote together with the Company's common stock and have multiple votes per share. In the aggregate, the new series of preferred stock could represent up to 57.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on shares outstanding as of March 31, 2001. In the event that the stockholder is the only investor purchasing shares of the new series of preferred stock, the number of votes per share will be reduced so that, after giving effect to the investment, the votes represented by the capital stock held by the stockholder will represent less than 50% of the votes of the outstanding common stock (and shares entitled to vote together with the common stock). Holders of the new preferred stock will be entitled to preemptive and registration rights. It is also contemplated that if this investment occurs, the Company would adopt a new stock option plan under which employees could receive options to acquire another class of preferred stock with similar terms.

  Workout and debt restructuring negotiations

     We are currently engaged in restructuring and workout negotiations with certain large creditors of a subsidiary of the Company. The aggregate gross claims of these creditors are approximately $40,000,000. The Company expects to conclude those negotiations in a manner, which allows the Company as a whole to continue to pursue its business. These negotiated settlements are expected to be achieved through a combination of disputing the size of the gross claims based on contractual provisions, asserting counterclaims and affirmative defenses, mitigating the claims through returns or sales of leased equipment, negotiating substantial reductions in the net amounts claimed after mitigation, agreeing on deferred payment of the net claims and converting some of the debt into equity warrants. However, there can be no assurance that these negotiations will be successful or that the creditors will not seek to put the subsidiary or the Company into bankruptcy in the near future. A bankruptcy proceeding will materially and negatively affect the ability of the Company to continue operating its existing business.

  Finding new clients

     We are currently seeking new clients with a view to generating revenues from those clients. However, the inability to secure new clients and generate additional revenues combined with the Company's current negative cash flow could cause the Company to cease operations in the future even if new financing is obtained quickly.

     We have a history of losses and have never been profitable. We have not achieved profitability, we expect to continue to incur losses for the foreseeable future and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

     Our quarterly operating results may fluctuate, We expect to experience fluctuations in future quarterly operating results that may be caused by many factors, including the following:

     - issuance or exercise of warrants;

     - trends in securities and other markets;

     - competition;

     - domestic and international regulation;

     - changes in strategy;

     - the success of or costs associated with acquisitions, joint ventures or other strategic relationships;

     - changes in key personnel;

     - international expansion;

     - changes in the level of operating expenses to support projected growth;
       and

     - general economic conditions.

     Due to these factors, quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results will not necessarily be meaningful and you should not rely on them as any indication of future performance.

     Our limited operating history makes evaluating our business and prospects difficult. We have a limited operating history on which you can base an evaluation of our business and future prospects. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Our success will depend in part upon our ability to implement and execute our business and marketing strategy in our Exchange Solutions Business. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives could negatively affect our business, financial condition and results of operations.

     We currently depend on The Nasdaq Stock Market and Japan OptiMark Systems for substantially all of our revenues. We currently do not have any revenues other than revenues derived from software and services that we provide to development of Nasdaq's SuperMontage system and revenues derived from services we provide to The Nasdaq Stock Market and Japan OptiMark Systems. The Nasdaq Stock Market and Japan OptiMark Systems represented substantially all of our revenue in 2000. We do not expect any other significant sources of revenues until the software has been implemented on other markets and exchanges. Therefore, our business would be harmed if The Nasdaq Stock Market or Japan OptiMark Systems stopped making payment for the software and services we provide to them. We currently anticipate that the services we provide to Japan OptiMark Systems and the fees from such services will decrease substantially upon the launch of the equities trading system on the Osaka Securities Exchange.

     Our Exchange Solutions Business is unproven and may not be successful. Our business model attempts to generate revenue from fees for licensing the use of its software and intellectual property; providing design and development services related to the customization of its software; royalties based on transactions consummated using its software; supporting and maintaining its software; and receiving equity in the clients to which we provide our software and services in consideration of such software and services and the intellectual property they contain.

     If this business model is flawed, or if we are unable to execute it effectively, our business, operating results and financial condition will be substantially harmed. Our model is unproven, our management team has limited experience in licensing and developing electronic markets and exchanges.

     In addition, we may incur losses in the future as we enter new markets and exchanges. Implementation of our software in new markets will require us to incur substantial expenses. We may incur significant research and development expenses to adapt our software for use in these markets and exchanges. We may experience long delays between these implementation expenses and any resulting revenues. For example, we incurred significant expenses prior to implementing the OptiMark equities trading system on the Pacific Exchange and Nasdaq before we received any revenues and these operations were later shut down. We may incur even greater expenses if we enter non-financial markets. Therefore, entering new markets may affect our short-term profits and cash position. Furthermore, these efforts may divert management attention or inefficiently use our resources.

     Many of our competitors have had more experience in this field and have developed a greater client base than we have to date. Because many of these potential competitors are more established and larger than we are, they may be able to commit more resources to promotions and marketing of their products and services. The services we provide may look similar to those of our competitors, despite actual differences, which may hurt our client base and recognition of our product. We also face the potential risk that customers will be dissatisfied with our products or services, which will make it difficult to maintain our client base and attract new clients.

     Our business model depends on establishing relationships with parties with relevant market expertise to develop and successfully operate electronic markets and exchanges. A key element of our business model is to provide our software and services to parties through strategic alliances, both domestically and internationally, that will supply relevant market expertise, management, liquidity and capital. We cannot assure you that we will be able to identify, attract and reach agreement with these parties or that if we reach agreement, these agreements will be on terms favorable to us.

     In addition, given the potential complexity of these relationships, there may be significant delay between the identification of parties and reaching the necessary agreements. Even if we reach the necessary agreements with one or more parties, we cannot assure you that these parties will be able to implement our software effectively, that they will develop and launch electronic markets or exchanges or that buyers and sellers in the respective markets in which our software is deployed will participate in the markets or exchanges. Operating through these strategic alliances can be complex, we may be a minority equity holder in these alliances with limited control over the venture, and we may not be able to reach agreement with our counterparties on important matters regarding the direction of the venture.

     Because the electronic commerce market is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. The market for electronic markets and exchanges is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors like us enter the market. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures we face will not harm our business, operating results or financial condition.

     Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. In addition, our customers and parties with whom we enter strategic alliances may become competitors in the future. Certain of our competitors may be able to negotiate alliances on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles or loss of market share, any of which could harm our business, operating results or financial condition.

     Many of our competitors will have, and potential competitors may have, more experience developing software and matching solutions, larger technical staffs, larger customer bases, greater brand recognition and greater financial and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. There is a risk that the electronic commerce solutions offered by our competitors now or in the future will be perceived as superior to ours.

     Users may not use our client's markets and exchanges at levels sufficient to sustain our business. To the extent we seek royalties, we believe our success depends in part upon our ability to attract users. A significant portion of our revenues may be directly related to the volume traded through our client's markets and exchanges. In order to encourage use of our client's markets and exchanges, we need to depend on our client's ability to ensure that users' trades are adequately matched. This may require a large volume of shares to be processed through such systems. If the systems do not achieve sufficient trading volume, our clients may not be able to attract additional users to generate the trading volume necessary for widespread acceptance.

     We currently own the Internet domain name "OPTIMARK.com". Domain names generally are regulated by Internet regulatory bodies. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

     To the extent our software is used in a regulated environment, we depend heavily on third parties over whom we have limited control in order to obtain regulatory approvals and make systems modifications. Some of our licensees may be heavily dependent on third parties to submit for regulatory approval and implement modifications and enhancements to our equities trading system. In many cases the business priorities of these third parties will not necessarily be the same as ours. If we are unable to obtain the timely cooperation of these third parties in connection with these approvals, modifications and enhancements, it could have a material adverse effect on our business, financial condition and operating results. We have experienced delays of this nature in the past.

     Markets and exchanges may not adopt our software. Currently, the only application of our software is for Japan OptiMark Systems' system on the Osaka Securities Exchange. Acceptance of our software by other markets and exchanges is highly uncertain. Our growth may be limited if we are unable to establish additional relationships with other markets and exchanges.

     Some of these elements are not within our control, such as client network connectivity and software, hardware and telecommunications equipment and service we purchase from others. In addition, hardware and software are potentially vulnerable to interruption from power failures, telecommunications outages, network service outages and disruptions, natural disasters, and vandalism and other misconduct.

     We cannot assure that the network structure of our customers will operate appropriately in any of the following events:

     - subsystem, component or software failure or power or telecommunications failure;

     - an earthquake, fire or other natural disaster; or

     - an act of God or war.

     There is a risk that in any such event, we will not be able to prevent an extended systems failure. Any systems failure that interrupts our operations could harm our business.

     Our revenues may be affected by diminished market activity due to adverse economic, political and market conditions. Our revenues in our business segments are partly directly related to the volume of trades matched using our software. Numerous national and international factors that are beyond our control may affect our businesses, including:

     - economic, political and market conditions;

     - the availability of short-term and long-term funding and capital;

     - level and volatility of interest rates;

     - legislative and regulatory changes; and

     - currency values and inflation.

     Any decline in market volume, liquidity or price or any other of these factors could have a material adverse effect on our business, financial condition and operating results. Any of these factors may contribute to reduced levels of activity in the markets in which we operate, which could result in lower revenues from our activities.

     Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of our competitors offer a wider range of services and financial products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby inhibiting our ability to gain market share. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products.

     We face significant regulation in foreign countries. We intend to expand the use of our software to other countries. Through the joint venture we created in Japan, we have entered into agreements with the Osaka Securities Exchange. We intend to enter into other foreign markets. In order to expand our services globally, we must comply with the regulations of each country in which we operate. Our international expansion will be limited by the compliance requirements of various national regulatory organizations. We intend to rely primarily on local third parties for regulatory compliance in international jurisdictions. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally. There is a risk that we will not be successful in obtaining the necessary regulatory approvals for any such expansion, or if such approvals are obtained, that we will be able to continue to comply with such regulations. The failure to obtain or comply with such approvals could have a material adverse effect on our business, financial condition and operating results.

     We depend on key personnel and may need to recruit new personnel. As we attempt to implement our new business model and expand into other financial and non-financial markets, we may need to add additional key personnel. If we cannot attract and retain enough qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to clients and expand our business depends, in part, on our ability to attract and retain staff with college and graduate degrees, as well as professional experiences that are relevant to technology development and other functions we perform. Competition for personnel with these skills is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.

     We believe our future success will depend in part on the following:

     - the continued employment and performance of our senior management;

     - our ability to retain and motivate our other officers and key employees; and

     - our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing, business development, and customer service personnel.

     We face risks associated with international expansion. One component of our strategy is to implement our software in countries other than the United States. We have established a joint venture in Japan. Our experience in implementing our matching engine technology in foreign markets is very limited. We cannot assure you that our international partners and licensees will be able to implement our trading technology successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated securities and financial services industries, such as:

     - unexpected changes in regulatory requirements, tariffs and other trade barriers;

     - difficulties in staffing and managing foreign operations;

     - political instability;

     - fluctuations in currency exchange rates;

     - reduced protection for intellectual property rights in some countries;

     - seasonal reductions in business activity in various parts of the world;
       and

     - potentially adverse tax consequences.

     Any of the foregoing could adversely affect the success of our international operations.

     We depend on intellectual property rights and protection is uncertain. Our success and ability to compete depend to a significant degree on our proprietary technology. If we are not successful in protecting and enforcing our intellectual property, there could be a material adverse effect on our business.

     Effective trademark protection may not be available for our trademarks. Although we have registered the trademark "OptiMark" in the United States and various other countries and have other registered trademarks, there is a risk that we will not be able to secure significant protection for and successfully enforce these trademarks. Our competitors or others may adopt product or service names similar to "OptiMark" impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name "OptiMark" would harm our business.

     Effective patent protection may not be available for our technology. While we believe that our patents, together with our pending patent applications, help protect our business, there is a risk that

     - our patents cannot be successfully defended against challenges by third parties;

     - the pending patent applications will not result in the issuance of patents;

     - our competitors or potential competitors will devise new methods of competing with us that are not covered by our patents or patent applications;

     - because of variations in the fungible goods and services to be traded using our matching engine technology, our patents may not be effective in preventing one or more third parties from utilizing a copycat system to offer the same matching services for one or more goods or services; or

     - a third party will have or obtain one or more patents that prevent us from practicing features of our business or will require us to pay for a license to use those features.

     Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or develop similar software independently. The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we have taken or will take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable.

     Litigation may be necessary in the future to:

     - enforce our intellectual property rights;

     - protect our trade secrets;

     - determine the validity and scope of the proprietary rights of others; or

     - defend against claims of infringement or invalidity.

     This litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

     We may infringe intellectual property rights of third parties. Litigation regarding intellectual property rights is common in the software and technology industries. We have in the past received letters suggesting that we are infringing the intellectual property rights of others. We may in the future be the subject of claims for infringement or invalidity, or indemnification claims based on such claims of other parties' proprietary rights. These claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources or require us to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although we believe we have the ability to use our intellectual property to use, market and license our existing products without incurring liability to third parties, there is a risk that our products and services infringe the intellectual property rights of third parties.

     Our products and technology depend on the continued availability of licensed technology from third parties. We license and will continue to license certain technology and software from third parties, including certain software from IBM Canada that comprises a portion of the equities trading system in use by Japan OptiMark Systems at the Osaka Securities Exchange. These licenses are integral to our business. If any of these relationships were terminated or if any of these third parties were to cease doing business, we would be forced to spend significant time and money to replace the licensed software. We cannot assure you that we would be able to replace these licenses. This could have a material adverse effect on our business, financial condition and operating results.

     Officers and directors may be able to influence stockholder actions. Executive officers, directors and entities affiliated with them, in the aggregate, beneficially own over 50% of our outstanding voting stock. These stockholders acting together would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

     Shares eligible for future sale may reduce our stock price. As of March 13, 2001 we had outstanding 69,000,829 shares of common stock (on an as converted basis). all of these shares are eligible for sale in the public market subject to certain restrictions under the Federal securities laws.

     A number of our stockholders, representing approximately 40,113,000 shares of our common stock (on an as converted basis), have registration rights. By exercising their registration rights and causing a large number of shares to be registered and sold in the public market, these holders may cause the price of our common stock to fall. In addition, any demand to include these shares in a registration statement could have an adverse effect on our ability to raise needed capital.

     You will incur dilution on the exercise of outstanding warrants we have granted. The number and exercise prices of these warrants are described in "Financial statements and supplemental data". If the holders of these warrants exercise these warrants you will incur dilution.

     Anti-takeover provisions may prevent an acquisition. Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation authorizes the board to determine the terms of our unissued series of preferred stock and to fix the number of shares of any series of preferred stock without any vote or action by our stockholders. As a result, the board can authorize and issue shares of preferred stock with rights that could adversely affect the rights of holders of our common stock or junior classes of preferred stock. In addition, the issuance of preferred stock may have the effect of delaying or preventing a change of control, because the rights given to the holders of a series of preferred stock may prohibit a merger, reorganization, sale, liquidation or other extraordinary corporate transaction.

     We have no intention of paying dividends. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends for the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our only exposure to market risk is related to changes in interest rates and foreign currency exchange rates. As of December 31, 2000, we do not consider these risks to be material. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those mentioned in Part 1 above.

     Interest Rate Risk. As of December 31, 2000, we had cash and cash equivalents of approximately $2,920,000 that consisted of cash and highly liquid short-term investments. These investments may be subject to interest rate risk and would decrease in value if interest rates increased in the marketplace. A hypothetical increase or decrease of 10 percent from market interest rates in effect at December 31, 2000 would have caused the fair value of these short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income. The Company has no debt as of December 31, 2000 other than fixed terms on remaining capital leases that expire in 2001. Changes in market interest rates will have no effect on interest expense and an immaterial impact on the carrying value of lease obligations.

     Foreign Currency Exchange Rate Risk. All of our revenues recognized to date have been denominated in U.S. dollars. Although revenues from international customers, to date, have been denominated in the U.S. dollar, we cannot be certain that future international customers or future business ventures will result exclusively in U.S. dollar denominated revenues, royalties or dividends. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. We have operations in Canada where the functional currency is the Canadian dollar. A hypothetical increase or decrease of 10 percent in the Canadian dollar against the US dollar at December 31, 2000 would have caused the US dollar equivalent of our Canadian operations to change by an immaterial amount.

     Equity Price Risk. As of December 31, 2000, we were not subject to equity price risk.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITORS' REPORT................................   24
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  DECEMBER 31, 2000, 1999 AND 1998:
  Balance Sheets............................................   25
  Statements of Operations and Comprehensive Loss...........   26
  Statements of Changes in Stockholders' Equity.............   27
  Statements of Cash Flows..................................   29
  Notes to Consolidated Financial Statements................   31

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OptiMark Holdings, Inc.
New York, New York

     We have audited the accompanying consolidated balance sheets of OptiMark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for costs of computer software developed or obtained for internal use in 1999.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 11, 2001

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000             1999
                                                              -------------    -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   2,919,548    $  62,637,410
  Receivable from affiliate (Note 4)........................      1,616,413          521,580
  Accounts receivable.......................................        750,000               --
  Other current assets (Note 5).............................      1,050,294        1,694,779
                                                              -------------    -------------
         Total current assets...............................      6,336,255       64,853,769
PROPERTY AND EQUIPMENT -- NET (Note 6)......................      5,845,760       12,881,116
INTANGIBLE ASSETS -- NET (Note 7)...........................        120,748       26,733,541
NET ASSETS OF DISCONTINUED OPERATIONS (Note 3)..............                       8,723,945
OTHER ASSETS (Note 5).......................................      1,538,735        1,319,568
                                                              -------------    -------------
         TOTAL ASSETS.......................................  $  13,841,498    $ 114,511,939
                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $   2,224,589    $   1,642,222
  Accrued compensation (Note 8).............................        784,466          768,749
  Accrued restructuring (Note 9)............................             --        1,360,761
  Current portion of capital leases payable (Note 10).......        249,437        1,827,233
  Net liabilities of discontinued operations (Note 3).......      5,209,756               --
  Other current liabilities.................................        809,717          127,420
                                                              -------------    -------------
         Total current liabilities..........................      9,277,965        5,726,385
CAPITAL LEASES PAYABLE, NET OF CURRENT PORTION (Note 10)....             --        2,158,426
OTHER LIABILITIES...........................................            845          102,368
                                                              -------------    -------------
         TOTAL LIABILITIES..................................      9,278,810        7,987,179
                                                              -------------    -------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 10 and 14)
STOCKHOLDERS' EQUITY (Note 15):
  Preferred stock, authorized and unissued 17,277,932 and
    16,952,932 at December 31, 2000 and 1999,
    respectively............................................
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 and 3,547,068 shares
    authorized; 3,222,068 and 3,472,068 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................         32,221           34,721
  Series B preferred stock, convertible, $0.01 par value;
    11,000,000 shares authorized, issued and outstanding at
    December 31, 2000 and 1999..............................        110,000          110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding at
    December 31, 2000 and 1999..............................         82,500           82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding at
    December 31, 2000 and 1999..............................          2,500            2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; 36,612,557 and 36,496,057 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................        366,126          364,961
  Warrants, common stock....................................     35,686,523       35,686,523
  Additional paid-in capital................................    301,662,303      309,564,789
  Accumulated deficit.......................................   (333,370,391)    (229,284,323)
  Accumulated other comprehensive loss......................         (9,094)         (36,911)
  Treasury stock, Series A preferred; at cost, no shares at
    December 31, 2000 and 250,000 shares at December 31,
    1999....................................................             --      (10,000,000)
                                                              -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY.........................      4,562,688      106,524,760
                                                              -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $  13,841,498    $ 114,511,939
                                                              =============    =============

                 See notes to consolidated financial statements

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                     2000             1999             1998
                                                 -------------    -------------    ------------
REVENUE:
  Revenue from affiliate (Note 4)..............  $  11,684,064    $   1,620,454    $         --
  Revenue, other...............................      3,549,999               --              --
                                                 -------------    -------------    ------------
     Total revenue.............................     15,234,063        1,620,454              --
COST OF SALES..................................      8,255,553          896,321              --
                                                 -------------    -------------    ------------
  Gross margin.................................      6,978,510          724,133              --
                                                 -------------    -------------    ------------
EXPENSES:
  Sales and marketing..........................      1,893,389          617,778              --
  Research and development.....................      3,459,558        1,030,417              --
  General and administrative...................      9,600,923       11,228,711       9,196,446
  Depreciation and amortization................      3,949,551        1,728,108         180,988
  Impairment of fixed assets (Note 6)..........      1,878,961               --              --
  Write off of intangible asset (Note 7).......     23,940,000               --              --
  Restructuring expense (Note 9)...............        292,634        7,693,026              --
  Warrant compensation expense (Note 15).......         14,542       40,616,822         546,606
                                                 -------------    -------------    ------------
          Total operating expenses.............     45,029,558       62,914,862       9,924,040
                                                 -------------    -------------    ------------
OTHER (INCOME) EXPENSES:
  Interest income..............................     (1,518,932)      (3,315,664)     (2,234,087)
  Interest expense.............................        312,500          449,093          74,575
  Gain on recovery of bad debts................             --         (700,000)             --
  Equity in loss of affiliate..................             --           69,112              --
                                                 -------------    -------------    ------------
          Total other income...................     (1,206,432)      (3,497,459)     (2,159,512)
                                                 -------------    -------------    ------------
LOSS FROM CONTINUING OPERATIONS................    (36,844,616)     (58,693,270)     (7,764,528)
                                                 -------------    -------------    ------------
DISCONTINUED OPERATIONS (NOTE 3):
  Loss from discontinued operations............    (51,205,297)     (76,385,239)    (49,442,567)
  Loss on disposal of discontinued
     operations................................    (16,036,155)              --              --
                                                 -------------    -------------    ------------
  Loss from discontinued operations............    (67,241,452)     (76,385,239)    (49,442,567)
                                                 -------------    -------------    ------------
NET LOSS.......................................   (104,086,068)    (135,078,509)    (57,207,095)
OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments.....         27,817          (36,911)             --
                                                 -------------    -------------    ------------
COMPREHENSIVE LOSS.............................  $(104,058,251)   $(135,115,420)   $(57,207,095)
                                                 =============    =============    ============
LOSS PER SHARE -- BASIC AND DILUTED:
  Continuing operations........................  $       (1.00)   $       (1.67)   $      (0.25)
                                                 -------------    -------------    ------------
  Discontinued operations......................          (1.84)           (2.17)          (1.59)
                                                 -------------    -------------    ------------
  Total loss per share.........................  $       (2.84)   $       (3.84)   $      (1.84)
                                                 =============    =============    ============
  Weighted average number of common shares
     outstanding -- basic and diluted..........     36,603,854       35,193,208      31,067,059

                 See notes to consolidated financial statements

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           SERIES A               SERIES B               SERIES C
                                                          CONVERTIBLE            CONVERTIBLE            CONVERTIBLE
                                                        PREFERRED STOCK        PREFERRED STOCK        PREFERRED STOCK
                                                      -------------------   ---------------------   -------------------
                                                       SHARES     AMOUNTS     SHARES     AMOUNTS     SHARES     AMOUNTS
                                                      ---------   -------   ----------   --------   ---------   -------
BALANCE, JANUARY 1, 1998............................  3,547,068   $35,471           --        --           --       --
Issuance of common stock (Note 15)..................         --       --            --        --           --       --
Repurchase of Series A preferred treasury stock
 (Note 5)...........................................         --       --            --        --           --       --
Sale of common treasury stock (Note 15).............         --       --            --        --           --       --
Issuance of Series B preferred stock, and warrants,
 net of expenses (Note 15)..........................         --       --    11,000,000   $110,000          --       --
Issuance of warrants (Note 15)......................         --       --            --        --           --       --
Warrants exercised (Note 15)........................         --       --            --        --           --       --
Warrants forfeited (Note 15)........................         --       --            --        --           --       --
Options exercised (Note 15).........................         --       --            --        --           --       --
Conversion of common stock to nonvoting common stock
 (Note 15)..........................................         --       --            --        --           --       --
Value assigned to warrants issued as compensation
 (Note 15)..........................................         --       --            --        --           --       --
Note receivable from officer, plus interest (Notes
 15 and 16).........................................         --       --            --        --           --       --
Net loss............................................         --       --            --        --           --       --
                                                             --       --            --        --           --       --
                                                      ---------   -------   ----------   --------   ---------   -------
BALANCE, DECEMBER 31, 1998..........................  3,547,068   35,471    11,000,000   110,000           --       --
Conversion of Series A Preferred Stock into common
 stock (Note 15)....................................    (75,000)    (750)           --        --           --       --
Issuance of Series C Preferred Stock, net of
 expenses (Note 15).................................         --       --            --        --    8,250,000   82,500
Issuance of Series D Preferred Stock (Note 15)......         --       --            --        --           --       --
Issuance of common stock (Note 15)..................         --       --            --        --           --       --
Issuance of warrants (Note 15)......................         --       --            --        --           --       --
Warrants exercised (Note 15)........................         --       --            --        --           --       --
Warrants forfeited (Note 15)........................         --       --            --        --           --       --
Warrants expired (Note 15)..........................         --       --            --        --           --       --
Options exercised (Note 15).........................         --       --            --        --           --       --
Restructuring option charge (Note 9)................         --       --            --        --           --       --
Interest on note receivable from officer (Note
 15)................................................         --       --            --        --           --       --
Note receivable repayment from officer (Note 15)....         --       --            --        --           --       --
Net loss............................................         --       --            --        --           --       --
Other comprehensive loss............................         --       --            --        --           --       --
                                                      ---------   -------   ----------   --------   ---------   -------
BALANCE, DECEMBER 31, 1999..........................  3,472,068   34,721    11,000,000   110,000    8,250,000   82,500
Retirement of Treasury Stock........................   (250,000)  (2,500)           --        --           --       --
Warrants forfeited (Note 15)........................         --       --            --        --           --       --
Options exercised (Note 15).........................         --       --            --        --           --       --
Restructuring option charge (Note 9)................         --       --            --        --           --       --
Net loss............................................         --       --            --        --           --       --
Other comprehensive loss............................         --       --            --        --           --       --
                                                      ---------   -------   ----------   --------   ---------   -------
BALANCE, DECEMBER 31, 2000..........................  3,222,068   $32,221   11,000,000   $110,000   8,250,000   $82,500
                                                      =========   =======   ==========   ========   =========   =======

                                                          SERIES D
                                                         CONVERTIBLE
                                                       PREFERRED STOCK
                                                      -----------------
                                                      SHARES    AMOUNTS
                                                      -------   -------
BALANCE, JANUARY 1, 1998............................       --       --
Issuance of common stock (Note 15)..................       --       --
Repurchase of Series A preferred treasury stock
 (Note 5)...........................................       --       --
Sale of common treasury stock (Note 15).............       --       --
Issuance of Series B preferred stock, and warrants,
 net of expenses (Note 15)..........................       --       --
Issuance of warrants (Note 15)......................       --       --
Warrants exercised (Note 15)........................       --       --
Warrants forfeited (Note 15)........................       --       --
Options exercised (Note 15).........................       --       --
Conversion of common stock to nonvoting common stock
 (Note 15)..........................................       --       --
Value assigned to warrants issued as compensation
 (Note 15)..........................................       --       --
Note receivable from officer, plus interest (Notes
 15 and 16).........................................       --       --
Net loss............................................       --       --
                                                           --       --
                                                      -------   ------
BALANCE, DECEMBER 31, 1998..........................       --       --
Conversion of Series A Preferred Stock into common
 stock (Note 15)....................................       --       --
Issuance of Series C Preferred Stock, net of
 expenses (Note 15).................................       --       --
Issuance of Series D Preferred Stock (Note 15)......  250,000    2,500
Issuance of common stock (Note 15)..................       --       --
Issuance of warrants (Note 15)......................       --       --
Warrants exercised (Note 15)........................       --       --
Warrants forfeited (Note 15)........................       --       --
Warrants expired (Note 15)..........................       --       --
Options exercised (Note 15).........................       --       --
Restructuring option charge (Note 9)................       --       --
Interest on note receivable from officer (Note
 15)................................................       --       --
Note receivable repayment from officer (Note 15)....       --       --
Net loss............................................       --       --
Other comprehensive loss............................       --       --
                                                      -------   ------
BALANCE, DECEMBER 31, 1999..........................  250,000    2,500
Retirement of Treasury Stock........................       --       --
Warrants forfeited (Note 15)........................       --       --
Options exercised (Note 15).........................       --       --
Restructuring option charge (Note 9)................       --       --
Net loss............................................       --       --
Other comprehensive loss............................       --       --
                                                      -------   ------
BALANCE, DECEMBER 31, 2000..........................  250,000   $2,500
                                                      =======   ======

                                                                                COMMON STOCK
                                                      -----------------------------------------------------------------
                                                             VOTING               NONVOTING               TOTAL
                                                      ---------------------   -----------------   ---------------------
                                                        SHARES     AMOUNTS    SHARES    AMOUNTS     SHARES     AMOUNTS
                                                      ----------   --------   -------   -------   ----------   --------
BALANCE, JANUARY 1, 1998............................  27,779,568   $277,795        --       --    27,779,568   $277,795
Issuance of common stock (Note 15)..................     167,000     1,670         --       --       167,000      1,670
Repurchase of Series A preferred treasury stock
 (Note 5)...........................................          --        --         --       --            --         --
Sale of common treasury stock (Note 15).............          --        --         --       --            --         --
Issuance of Series B preferred stock, and warrants,
 net of expenses (Note 15)..........................          --        --         --       --            --         --
Issuance of warrants (Note 15)......................          --        --         --       --            --         --
Warrants exercised (Note 15)........................   3,358,844    33,589         --       --     3,358,844     33,589
Warrants forfeited (Note 15)........................          --        --         --       --            --         --
Options exercised (Note 15).........................     253,510     2,535         --       --       253,510      2,535
Conversion of common stock to nonvoting common stock
 (Note 15)..........................................    (740,000)   (7,400)   740,000   $7,400            --         --
Value assigned to warrants issued as compensation
 (Note 15)..........................................          --        --         --       --            --         --
Note receivable from officer, plus interest (Notes
 15 and 16).........................................          --        --         --       --
Net loss............................................          --        --         --       --            --         --
                                                              --        --         --       --            --         --
                                                      ----------   --------   -------   ------    ----------   --------
BALANCE, DECEMBER 31, 1998..........................  30,818,922   308,189    740,000    7,400    31,558,922    315,589
Conversion of Series A Preferred Stock into common
 stock (Note 15)....................................     300,000     3,000         --       --       300,000      3,000
Issuance of Series C Preferred Stock, net of
 expenses (Note 15).................................          --        --         --       --            --         --
Issuance of Series D Preferred Stock (Note 15)......          --        --         --       --            --         --
Issuance of common stock (Note 15)..................   2,004,167    20,042         --       --     2,004,167     20,042
Issuance of warrants (Note 15)......................          --        --         --       --            --         --
Warrants exercised (Note 15)........................   2,198,764    21,988         --       --     2,198,764     21,988
Warrants forfeited (Note 15)........................          --        --         --       --            --         --
Warrants expired (Note 15)..........................          --        --         --       --            --         --
Options exercised (Note 15).........................     434,204     4,342         --       --       434,204      4,342
Restructuring option charge (Note 9)................          --        --         --       --            --         --
Interest on note receivable from officer (Note
 15)................................................          --        --         --       --            --         --
Note receivable repayment from officer (Note 15)....          --        --         --       --            --         --
Net loss............................................          --        --         --       --            --         --
Other comprehensive loss............................          --        --         --       --            --         --
                                                      ----------   --------   -------   ------    ----------   --------
BALANCE, DECEMBER 31, 1999..........................  35,756,057   357,561    740,000    7,400    36,496,057    364,961
Retirement of Treasury Stock........................          --        --         --       --            --         --
Warrants forfeited (Note 15)........................          --        --         --       --            --         --
Options exercised (Note 15).........................     116,500     1,165         --       --       116,500      1,165
Restructuring option charge (Note 9)................          --        --         --       --            --         --
Net loss............................................          --        --         --       --            --         --
Other comprehensive loss............................          --        --         --       --            --         --
                                                      ----------   --------   -------   ------    ----------   --------
BALANCE, DECEMBER 31, 2000..........................  35,872,557   $358,726   740,000   $7,400    36,612,557   $366,126
                                                      ==========   ========   =======   ======    ==========   ========

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  COMMON STOCK
                                                                    WARRANTS            ADDITIONAL                        NOTES
                                                            ------------------------     PAID-IN       ACCUMULATED    RECEIVABLE --
                                                              SHARES       AMOUNTS       CAPITAL         DEFICIT         OFFICER
                                                            ----------   -----------   ------------   -------------   -------------
BALANCE, JANUARY 1, 1998..................................   8,868,408   $   384,000   $ 42,850,023   $ (36,998,719)            --
Issuance of common stock (Note 15)........................          --            --      1,668,330              --             --
Repurchase of Series A preferred treasury stock (Note
 15)......................................................          --            --             --              --             --
Sale of common treasury stock (Note 15)...................          --            --      1,547,520              --             --
Issuance of Series B preferred stock, and warrants, net of
 expenses (Note 15).......................................     500,000       914,861    108,006,651              --             --
Issuance of warrants (Note 15)............................  11,250,000            --             --              --             --
Warrants exercised (Note 15)..............................  (3,358,844)           --      7,443,310              --             --
Warrants forfeited (Note 15)..............................     (40,800)           --             --              --             --
Options exercised (Note 15)...............................          --            --        705,958              --             --
Conversion of common stock to nonvoting common stock (Note
 15)......................................................          --            --             --              --             --
Value assigned to warrants issued as compensation (Note
 15)......................................................     315,328       546,606             --              --             --
Note receivable from officer, plus interest (Notes 15 and
 16)......................................................          --            --             --              --    $(1,003,678)
Net loss..................................................          --            --             --     (57,207,095)            --
                                                            ----------   -----------   ------------   -------------    -----------
BALANCE, DECEMBER 31, 1998................................  17,534,092     1,845,467    162,221,792     (94,205,814)    (1,003,678)
Conversion of Series A Preferred Stock into common stock
 (Note 15)................................................          --            --         (2,250)             --             --
Issuance of Series C Preferred Stock, net of expenses
 (Note 15)................................................          --            --     96,906,621              --             --
Issuance of Series D Preferred Stock (Note 15)............          --            --      2,997,500              --             --
Issuance of common stock (Note 15)........................          --            --     28,029,963              --             --
Issuance of warrants (Note 15)............................  32,729,158    40,631,364             --              --             --
Warrants exercised (Note 15)..............................  (2,198,764)       (4,002)     5,966,498              --             --
Warrants forfeited (Note 15)..............................      (8,000)           --             --              --             --
Warrants expired (Note 15)................................  (1,666,667)   (6,786,306)     6,786,306              --             --
Options exercised (Note 15)...............................          --            --        847,519              --             --
Restructuring option charge (Note 9)......................          --            --      5,810,840              --             --
Interest on note receivable from officer (Note 15)........          --            --             --              --        (36,064)
Note receivable repayment from officer (Note 15)..........          --            --             --              --      1,039,742
Net loss..................................................          --            --             --    (135,078,509)            --
Other comprehensive loss..................................          --            --             --              --             --
                                                            ----------   -----------   ------------   -------------    -----------
BALANCE, DECEMBER 31, 1999................................  46,389,819    35,686,523    309,564,789    (229,284,323)            --
Retirement of Treasury Stock..............................          --            --     (9,997,500)             --             --
Warrants forfeited (Note 15)..............................    (124,000)           --             --              --             --
Options exercised (Note 15)...............................          --            --        204,699              --             --
Restructuring option charge (Note 9)......................          --            --      1,890,315              --             --
Net loss..................................................          --            --             --    (104,086,068)            --
Other comprehensive loss..................................          --            --             --              --             --
                                                            ----------   -----------   ------------   -------------    -----------
BALANCE, DECEMBER 31, 2000................................  46,265,819   $35,686,523   $301,662,303   $(333,370,391)   $        --
                                                            ==========   ===========   ============   =============    ===========

                                                                            TREASURY STOCK
                                                            -----------------------------------------------
                                                            SERIES A      SERIES A                 COMMON      ACCUMULATED
                                                            PREFERRED    PREFERRED      COMMON     SHARES     COMPREHENSIVE
                                                             SHARES        AMOUNT       SHARES     AMOUNT         LOSS
                                                            ---------   ------------   --------   ---------   -------------
BALANCE, JANUARY 1, 1998..................................        --              --   (208,000)  $(532,480)          --
Issuance of common stock (Note 15)........................        --              --         --          --           --
Repurchase of Series A preferred treasury stock (Note
 15)......................................................  (250,000)   $(10,000,000)        --          --           --
Sale of common treasury stock (Note 15)...................        --              --    208,000     532,480           --
Issuance of Series B preferred stock, and warrants, net of
 expenses (Note 15).......................................        --              --         --          --           --
Issuance of warrants (Note 15)............................        --              --         --          --           --
Warrants exercised (Note 15)..............................        --              --         --          --           --
Warrants forfeited (Note 15)..............................        --              --         --          --           --
Options exercised (Note 15)...............................        --              --         --          --           --
Conversion of common stock to nonvoting common stock (Note
 15)......................................................        --              --         --          --           --
Value assigned to warrants issued as compensation (Note
 15)......................................................        --              --         --          --           --
Note receivable from officer, plus interest (Notes 15 and
 16)......................................................        --              --         --          --           --
Net loss..................................................        --              --         --          --           --
                                                            --------    ------------   --------   ---------     --------
BALANCE, DECEMBER 31, 1998................................  (250,000)    (10,000,000)        --          --           --
Conversion of Series A Preferred Stock into common stock
 (Note 15)................................................        --              --         --          --           --
Issuance of Series C Preferred Stock, net of expenses
 (Note 15)................................................        --              --         --          --           --
Issuance of Series D Preferred Stock (Note 15)............        --              --         --          --           --
Issuance of common stock (Note 15)........................        --              --         --          --           --
Issuance of warrants (Note 15)............................        --              --         --          --           --
Warrants exercised (Note 15)..............................        --              --         --          --           --
Warrants forfeited (Note 15)..............................        --              --         --          --           --
Warrants expired (Note 15)................................        --              --         --          --           --
Options exercised (Note 15)...............................        --              --         --          --           --
Restructuring option charge (Note 9)......................        --              --         --          --           --
Interest on note receivable from officer (Note 15)........        --              --         --          --           --
Note receivable repayment from officer (Note 15)..........        --              --         --          --           --
Net loss..................................................        --              --         --          --           --
Other comprehensive loss..................................        --              --         --          --     $(36,911)
                                                            --------    ------------   --------   ---------     --------
BALANCE, DECEMBER 31, 1999................................  (250,000)    (10,000,000)        --          --      (36,911)
Retirement of Treasury Stock..............................   250,000      10,000,000         --          --           --
Warrants forfeited (Note 15)..............................        --              --         --          --           --
Options exercised (Note 15)...............................        --              --         --          --           --
Restructuring option charge (Note 9)......................        --              --         --          --           --
Net loss..................................................        --              --         --          --           --
Other comprehensive loss..................................        --              --         --          --       27,817
                                                            --------    ------------   --------   ---------     --------
BALANCE, DECEMBER 31, 2000................................        --    $         --         --   $      --     $ (9,094)
                                                            ========    ============   ========   =========     ========


                                                                TOTAL
                                                            STOCKHOLDERS'
                                                               EQUITY
                                                            -------------
BALANCE, JANUARY 1, 1998..................................  $   6,016,090
Issuance of common stock (Note 15)........................      1,670,000
Repurchase of Series A preferred treasury stock (Note
 15)......................................................    (10,000,000)
Sale of common treasury stock (Note 15)...................      2,080,000
Issuance of Series B preferred stock, and warrants, net of
 expenses (Note 15).......................................    109,031,512
Issuance of warrants (Note 15)............................             --
Warrants exercised (Note 15)..............................      7,476,899
Warrants forfeited (Note 15)..............................             --
Options exercised (Note 15)...............................        708,493
Conversion of common stock to nonvoting common stock (Note
 15)......................................................             --
Value assigned to warrants issued as compensation (Note
 15)......................................................        546,606
Note receivable from officer, plus interest (Notes 15 and
 16)......................................................     (1,003,678)
Net loss..................................................    (57,207,095)
                                                            -------------
BALANCE, DECEMBER 31, 1998................................     59,318,827
Conversion of Series A Preferred Stock into common stock
 (Note 15)................................................             --
Issuance of Series C Preferred Stock, net of expenses
 (Note 15)................................................     96,989,121
Issuance of Series D Preferred Stock (Note 15)............      3,000,000
Issuance of common stock (Note 15)........................     28,050,005
Issuance of warrants (Note 15)............................     40,631,364
Warrants exercised (Note 15)..............................      5,984,484
Warrants forfeited (Note 15)..............................             --
Warrants expired (Note 15)................................             --
Options exercised (Note 15)...............................        851,861
Restructuring option charge (Note 9)......................      5,810,840
Interest on note receivable from officer (Note 15)........        (36,064)
Note receivable repayment from officer (Note 15)..........      1,039,742
Net loss..................................................   (135,078,509)
Other comprehensive loss..................................        (36,911)
                                                            -------------
BALANCE, DECEMBER 31, 1999................................    106,524,760
Retirement of Treasury Stock..............................             --
Warrants forfeited (Note 15)..............................             --
Options exercised (Note 15)...............................        205,864
Restructuring option charge (Note 9)......................      1,890,315
Net loss..................................................   (104,086,068)
Other comprehensive loss..................................         27,817
                                                            -------------
BALANCE, DECEMBER 31, 2000................................  $   4,562,688
                                                            =============

                See Notes to Consolidated Financial Statements.

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000             1999             1998
                                                           -------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...............................................  $(104,086,068)   $(135,078,509)   $(57,207,095)
  Deduct loss from discontinued operations...............    (67,241,452)     (76,385,239)    (49,442,567)
                                                           -------------    -------------    ------------
  Loss from continuing operations........................    (36,844,616)     (58,693,270)     (7,764,528)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in continuing operations:
    Interest on note receivable..........................             --          (36,064)         (3,678)
    Value assigned to warrants issued as compensation....         14,542       40,616,822         546,606
    Value assigned to options in connection with
      restructuring......................................      1,890,315        5,810,840
    Depreciation and amortization........................      3,949,551        1,728,108         180,988
    Write off of intangible asset........................     23,940,000               --              --
    Gain on recovery of receivable.......................             --         (700,000)             --
    Loss on disposal of assets...........................        171,484              980              --
    Loss from investment in joint venture................             --           69,112              --
    Impairment of fixed assets...........................      1,878,961               --              --
  Changes in operating assets and liabilities:
    Receivables..........................................     (1,844,833)        (521,580)             --
    Other assets.........................................        425,318       (1,597,903)       (933,394)
    Accounts payable and accrued liabilities.............        598,200        1,242,363         752,401
    Accrued restructuring................................     (1,360,761)       1,360,761              --
    Other liabilities....................................        580,774           48,771         (77,870)
                                                           -------------    -------------    ------------
  Net cash used in operating activities..................     (6,601,065)     (10,671,060)     (7,299,475)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment....................       (857,707)      (3,884,628)     (3,493,254)
  Purchases of software licenses.........................       (293,331)        (319,039)             --
  Investment in joint venture............................             --               --         (69,112)
  Proceeds from disposal of assets.......................         57,060            4,826              --
                                                           -------------    -------------    ------------
    Net cash used in investing activities................     (1,093,978)      (4,198,841)     (3,562,366)
                                                           -------------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock.............             --           50,005         670,000
  Net proceeds from issuance of preferred stock..........             --       99,989,121     108,116,651
  Net proceeds from issuance of warrants.................             --               --         914,861
  Net proceeds from recovery of receivable...............             --          700,000              --
  Proceeds from exercise of warrants for common stock....             --        5,984,484       7,476,899
  Proceeds from exercise of options for common stock.....        205,864          851,861         708,493
  Proceeds from term loan................................             --          999,653       2,575,560
  Proceeds from officer loan.............................             --        1,039,742              --
  Payments on capital leases.............................     (1,403,351)      (1,418,868)       (217,982)
  Purchase of treasury stock, Series A...................             --               --     (10,000,000)
  Proceeds from sale of treasury stock, common...........             --               --       2,080,000
                                                           -------------    -------------    ------------
    Net cash (used in) provided by financing
      activities.........................................     (1,197,487)     108,195,998     112,324,482
                                                           -------------    -------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....     (8,892,530)      93,326,097     101,462,641
NET CASH USED IN DISCONTINUED OPERATIONS.................    (50,825,332)     (94,527,957)    (45,040,131)

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

                                                               2000             1999             1998
                                                           -------------    -------------    ------------
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR.........     62,637,410       63,839,270       7,416,760
                                                           -------------    -------------    ------------
CASH AND CASH EQUIVALENTS, END OF THE YEAR...............  $   2,919,548    $  62,637,410    $ 63,839,270
                                                           =============    =============    ============
Supplemental disclosure of cash flow information:
  Cash payments for interest -- continuing operations....  $     317,249    $     630,655    $    126,980
  Cash payments for interest -- discontinued
    operations...........................................        406,063          448,899          74,575
Supplemental schedule of non-cash investing and financing
  activities:
  Net reduction in vendor obligations....................  $   2,619,608               --              --
  Increase in capital leases.............................             --    $   6,359,303    $  2,800,921
  Acquisition of intangible asset........................             --       28,000,000              --
  Common stock issued for note...........................             --               --       1,000,000

                 See Notes to Consolidated Financial Statements

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  BASIS OF PRESENTATION AND REORGANIZATION

     OptiMark Holdings, Inc. ("Holdings") was established and became the sole stockholder of two operating subsidiaries on June 12, 2000 pursuant to the reorganization of the legal structure of the company formerly known as OptiMark Technologies, Inc. ("OTI"). OTI was the successor to a company that had been founded in 1996 to begin development of the OptiMark matching engine technology for use in an electronic trading system for equity securities and related technologies. The reorganization was effected pursuant to which (i) OTI formed Holdings as a direct wholly-owned subsidiary of OTI, (ii) Holdings formed OTI Acquisition Corporation ("OTIA") as a direct wholly-owned subsidiary of Holdings, (iii) OTI merged with OTIA pursuant to Section 251(g) of the Delaware General Corporation Law, with the name of the surviving company becoming OptiMark US Equities, Inc. ("UEI"), and with stockholders of UEI being deemed to have received shares of Holdings by operation of law. As a result of such merger, UEI became a direct wholly-owned subsidiary of Holdings. References herein to the "Company" or "OptiMark" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to OTI and its subsidiaries, with respect to periods prior to the reorganization.

     Until September 19, 2000, the Company had operated in two segments, the Exchange Solutions Business (formerly referred to as the Electronic Markets Business) and the US Equities Business, under two separate wholly-owned subsidiaries, OptiMark, Inc., and OptiMark US Equities, Inc., respectively. Effective September 19, 2000, the US Equities Business was discontinued (Note
3).

2.  GENERAL INFORMATION AND SUMMARY OF ACCOUNTING POLICIES

     GENERAL -- The Exchange Solutions Business is comprised of the development and operation of trading platforms and environments for existing and emerging electronic market places through a combination of consulting, servicing, licensing and equity agreements. The Company commenced these activities after termination of the license agreement with High Performance Markets, Ltd. ("HPM") (Note 7). The OptiMark technology, as adapted for these marketplaces, allows a broad array of auction and exchange activities, including the trading of goods and services whose value is determined by factors in addition to quantity and price; trading among many buyers and many sellers; and broker facilitated trading.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception. The Company's current cash and cash equivalents, plus the expected cash flows for 2001, are not expected to be sufficient to meet its 2001 operating and financial commitments. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, or refinancing as may be required, and ultimately to attain successful operations. The Company's current activities addressing the cash flow issue include additional cost reductions, generation of new revenue and discussions with two current investors regarding additional equity investments.

     PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Companies in which OptiMark has equity investments of 50% or less and has the ability to exercise significant influence are accounted for using the equity method. Intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS -- The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

     FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at fiscal year-end exchange rates; revenues and expenses are translated at weighted average exchange rates for the year. Gains and losses arising from translation are recorded as a cumulative translation adjustment within accumulated other comprehensive loss, a component of stockholders' equity.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. For financial reporting purposes, depreciation is provided for using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the life of the asset or the life of the lease. During 2000, the Company wrote down the value of certain assets by approximately $1,879,000 in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Note 6).

     INTANGIBLE ASSETS -- Intangible assets consist of software licenses amortized using the straight-line method over periods of 24 to 36 months. During 2000, certain non-securities industries rights and other software licenses were written off (Note 7).

     INCOME TAXES -- The Company files a consolidated Federal income tax return, which includes all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Deferred income taxes are provided for temporary differences between income tax bases and financial reporting bases of the Company's assets and liabilities utilizing currently enacted tax laws and rates.

     REVENUE RECOGNITION -- Consulting, maintenance and support, licensing fees and development services revenue are recorded as services are performed.

     LONG-LIVED ASSETS -- The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. The Company has determined that, as of December 31, 2000 and 1999, respectively, there had been no impairment in the carrying value of long-lived assets except as discussed in Notes 3 and 7.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS -- A recent pronouncement of the Financial Accounting Standards Board, which is not required to be adopted at this date, is SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for the Company's consolidated financials statements for the year ending December 31, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of effective date of SFAS No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards is not expected to result in a material impact in net loss or in accumulated other comprehensive loss during the first fiscal quarter of 2001.

     During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the Company to capitalize certain payroll and payroll related costs and has been adopted in the Company's 1999 consolidated financial statements. At December 31, 1999, net capitalized software costs were approximately $10,816,000. These costs were written off in 2000 and are included as part of discontinued operations.

     The Financial Accounting Standards Board issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation", which was effective as of July 1, 2000. Interpretation 44 has had no material effect on the consolidated financial statements, however options repriced in 2000 are now subject to variable plan accounting as a result of Interpretation 44.

     SEGMENT REPORTING -- With effect from September 19, 2000, the Company operates in one industry segment, the Exchange Solutions Business.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the 2000 presentation, principally for discontinued operations.

3.  DISCONTINUED OPERATIONS

     On September 19, 2000, the Company announced its intention to discontinue its US Equities Business. The Company has discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the consolidated financial statements and prior periods have been reclassified to conform to this classification.

     The Company recorded a loss on disposal of segment of $16,036,155 in 2000 associated with the discontinuation of the US Equities Business. This amount was comprised of approximately $2,371,000, representing a workforce reduction of 99 employees and approximately $13,665,000, representing the impairment of various assets and liabilities. The amount related to the impairment of various assets and liabilities includes the write off of capitalized software and other intangibles of approximately $8,533,000, a write down in the value of fixed assets of approximately $5,091,000, security deposits of approximately $1,142,000, and other expenses related to office closings and other matters of approximately $874,000 offset by a net reduction in lease obligations and other accrued expenses of approximately $1,975,000. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2001 and will include the sale of certain leased assets and final negotiation of other liabilities.

     Included in the charge for net asset impairment, the Company has provided a $4,595,000 reserve related to contract renegotiations and terminations in connection with certain capital and operating leases and certain service and maintenance agreements, including telecommunications network services and computer software and hardware services which were entered into by a subsidiary, US Equities, Inc., in connection with the creation, maintenance and operation of facilities for trading equity securities. This amount is significantly less than the approximate termination charges of approximately $39,800,000 provided in the relevant agreements. The Company believes there are several mitigating factors that would enable it to substantially reduce its outstanding obligations to these creditors. These factors include: (a) certain termination charges are the subject of bona fide disputes which are expected to be resolved in the Company's favor as a result of negotiation or arbitration; (b) certain service charges included in payments made by the service provider to third parties for services and equipment needed to provide the primary service; (c) the Company may purchase certain equipment outright which is the subject of capital or operating leases thereby substantially mitigating contractual termination charges; (d) the Company may be able to identify potential third party purchasers or lessees or certain equipment having an estimated salvage value of approximately $1,300,000, which is the subject of capital or operating leases, thereby substantially mitigating contractual termination charges; (e) the Company may be able to reach settlements and accords with lessors and service providers based on some combination of partial payments, extended payments, reduced payments or exchanges of equity in lieu of payments. In addition, The Company has forfeited approximately $1,142,000 of security deposits held by certain creditors in connection with the contract renegotiation and terminations. The amount provided represents management's best estimate of the Company's restructured obligations with the lessors and service providers based on currently available information. (Note 14).

     Changes in Net Liabilities of Discontinued Operations from the effective measurement date are summarized below.

                                                      PAID OR                ADDITIONAL
                                     BALANCE AT       CHARGED                 ACCRUALS      BALANCE AT
                                    SEPTEMBER 30,     AGAINST       CASH      AND OTHER    DECEMBER 31,
                                        2000         LIABILITY    RECEIPTS   ADJUSTMENTS       2000
                                    -------------   -----------   --------   -----------   ------------
Net Liabilities of Discontinued
  Operations......................   $(6,455,116)   $ 3,026,968   $(32,832)  $(1,748,776)  $(5,209,756)
                                     ===========    ===========   ========   ===========   ===========

     Results of operations from discontinued operations for each of the three years ended December 31 are as follows:

                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Revenues.........................................  $    321,258    $  1,391,790    $         --
                                                   ------------    ------------    ------------
Operating expenses (excluding depreciation and
  amortization)..................................    41,409,888      69,165,854      47,791,993
Depreciation and amortization....................     9,711,431       7,606,313       1,403,351
                                                   ------------    ------------    ------------
Total expenses...................................    51,121,319      76,772,167      49,195,344
                                                   ------------    ------------    ------------
Net non-operating expense........................       405,236       1,004,862         247,223
                                                   ------------    ------------    ------------
Loss from discontinued operations................   (51,205,297)    (76,385,239)   $(49,442,567)
                                                   ------------    ------------    ------------

     Net assets (liabilities) from discontinued operations at December 31 was composed of the following:

                                                                       2000            1999
                                                                    -----------    ------------
Current assets....................................                  $    50,000    $  3,597,085
Property and equipment............................                      369,556       7,086,248
Intangible assets.................................                           --       1,116,211
Other assets......................................                           --       1,276,180
Capitalized software..............................                           --      10,816,389
Current liabilities...............................                   (5,629,312)    (10,130,984)
Capital lease payable.............................                           --      (5,015,661)
Other liabilities.................................                                      (21,523)
                                                                    -----------    ------------
Net (liabilities) assets from discontinued
  operations......................................                  $(5,209,756)   $  8,723,945
                                                                    -----------    ------------

4.  RELATED PARTY TRANSACTIONS

     At December 31, 1998, the Company had two notes receivable from affiliates aggregating $2,550,000, which were fully reserved and bear interest at 5.45% per annum. As these notes were deemed to be uncollectible, no interest income had been accrued on these notes. In 1999, the Company received aggregate payments of approximately $827,000 on these notes. This amount represented full repayment of one note, partial repayment on the other note and interest income of approximately $127,000. Due to the uncertainty of the remaining balance being collected, the Company has continued to record a valuation allowance against the note and has not recorded any additional interest. The Company recorded the repayment of principal on both notes as a gain on the recovery of bad debts.

     Included in stockholders' equity at December 31, 1998 is a loan to an officer of the Company of approximately $1,004,000, including interest. This note was repaid during 1999.

     In September 1998, the Company entered into the Japan Joint Venture to develop and implement the System for the trading of equity securities in Japan. As of December 31, 1998, OptiMark had made its capital contribution of approximately $69,000 for a 15% interest. It is management's belief that the Company has the ability to exercise significant influence over the Japan Joint Venture through veto power and membership on the board and therefore accounts for its investment in the Japan Joint Venture using the equity method. At December 31, 1999, the Company, in accordance with the equity method of accounting, realized losses up to its capital contribution. In connection with the Japan Joint Venture, the Company entered into a development agreement in principle, whereby the Company provides services on a time and materials basis and is reimbursed at fully allocated cost. Amounts earned from the Japan Joint Venture are reported as "Revenue from affiliate" in the Consolidated Statements of Operations and Comprehensive Loss and amounts receivable are classified in the Consolidated Balance Sheets as "Receivable from affiliate."

     Included in Other Current Assets is a loan to an officer of approximately $100,000 at December 31, 2000 and included in Other Assets at December 31, 1999 is a loan to an officer of approximately $212,000. The loans to the officers at December 31, 2000 and 1999 incur interest at 6% in each year. The loan outstanding at December 31, 2000 is due on September 30, 2001. The loan outstanding at December 31, 1999 was forgiven in 2000 (Note 5).

5.  OTHER CURRENT ASSETS AND OTHER ASSETS

                                                     OTHER
                                                 CURRENT ASSETS               OTHER ASSETS
                                            ------------------------    ------------------------
                                               2000          1999          2000          1999
                                            ----------    ----------    ----------    ----------
Prepaid expenses..........................  $  526,783    $  909,728    $       --    $       --
Security deposits.........................      30,521         5,189     1,037,678     1,107,568
Restricted cash...........................     294,989       267,557            --            --
Interest receivable.......................      29,369       262,552            --            --
Investment in customer....................          --            --       500,000            --
Loan to officer...........................     100,000            --            --       212,000
Other.....................................      68,632       249,753         1,057            --
                                            ----------    ----------    ----------    ----------
                                            $1,050,294    $1,694,779    $1,538,735    $1,319,568
                                            ==========    ==========    ==========    ==========

     Prepaid expenses as of December 31, 2000 and 1999, consists primarily of warranty, support and service agreements for purchased hardware and software. Security deposits consist primarily of deposits with respect to rental property and operating leases (Note 10). Included in restricted cash at December 31, 2000 and 1999 are certificates of deposit of approximately $175,000 and $148,000 as well as restricted cash of $120,000 in 2000 and 1999 related to a guarantee of two employee loans. Interest receivable relates to interest earned, but not yet received, on the Company's commercial paper and the certificates of deposit.

6.  PROPERTY AND EQUIPMENT

                                                                 2000           1999
                                                              -----------    -----------
Computer equipment..........................................  $ 7,578,285    $13,118,220
Furniture and fixtures......................................    1,118,323      1,171,043
Software....................................................    2,082,803      2,539,552
Leasehold improvements......................................    2,366,277      2,461,996
                                                              -----------    -----------
Total.......................................................   13,145,688     19,290,811
Less accumulated depreciation and amortization..............    7,299,928      6,409,695
                                                              -----------    -----------
Net property and equipment..................................  $ 5,845,760    $12,881,116
                                                              ===========    ===========

     As of December 31, 2000 the Company recorded an impairment of fixed assets in the amount of approximately $1,879,000. The impaired assets consisted of property and equipment that were specifically identified as not used in the Company's continuing operations. The Company anticipates that these assets will be disposed of in 2001.

     Depreciation expense was approximately $1,203,000, $245,000 and $179,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                                2000         1999
                                                              --------    -----------
Non-securities industry rights..............................        --    $28,000,000
Software licenses...........................................  $612,371        319,039
                                                              --------    -----------
                                                               612,371     28,319,039
Less: accumulated amortization..............................   491,623      1,585,498
                                                              --------    -----------
Intangible assets -- net....................................  $120,748    $26,733,541
                                                              ========    ===========

     In May 1996, the Company sold to HPM, a newly formed limited partnership controlled by the then stockholders of the Company, a royalty-free, perpetual, worldwide license to make, have made, use, sell and distribute products, systems and services, outside of the securities industry field, under the issued OptiMark patent and one other patent application (the "HPM License"), in exchange for a nonrecourse subordinated promissory note in the amount of $650,000 (which was fully reserved for in 1996). In March 1999, the Company entered into a license termination agreement with HPM to terminate the HPM License. In consideration for the termination of the license, the Company issued to HPM 2,000,000 shares of common stock of the Company at $14 per share (fair market value at date of issuance) (Note 5). In connection with the issuance of common stock, the Company recorded an intangible asset in the amount of $28,000,000 to be amortized over a 15 year life. During 1999 HPM paid the Company an aggregate of $767,700 representing full repayment on the note (which represents a portion of amounts previously written off (Note 4) and interest income of $117,700.

     As of September 30, 2000, the Company reevaluated the useful life of the HPM license and concluded that a more appropriate useful life would be five years effective October 1, 2000. The reduced useful life determination was based on recent developments in the business-to-business industry, as well as the success by competing firms in obtaining new electronic business and the rapid development of their competing technologies. At that time, the Company stated it would continually evaluate the use of this license relative to competing technologies and the need to upgrade and customize its own technology and may, if necessary and appropriate, further revise the useful life of the license.

     As of December 31, 2000, the Company updated its reevaluation performed as of September 30, 2000 and concluded that it could not justify maintaining any related cost in its financial statements for the HPM license. As a result, the Company recorded $23,940,000 as a write off of intangible assets on the consolidated statements of operations and comprehensive loss. The write off was deemed necessary based on (1) the use of new innovative customized technology improvements and concepts now being used by the Company in non-securities industry applications, (2) the increased pace of technology innovation in the exchange solution market and (3) the likelihood that the Company will use its new customized technology to respond to future client proposals. At the current time, the Company has no current or long-term plan or intention to utilize in the future any component of the underlying code or technology of the license in the development of non-securities industry applications.

8.  ACCRUED COMPENSATION

     Accrued compensation includes accrued vacation of approximately $784,466 and $668,749 as of December 31, 2000 and 1999, respectively and approximately $100,000 of employee bonuses at December 31, 1999.

9.  ACCRUED RESTRUCTURING

     During 2000, the Company recorded restructuring charges of approximately $292,000. Included in this amount was approximately $1,890,000 representing charges associated with the revaluation of employee options, $750,000 related to a settlement payment to a vendor, approximately $4,000 related to the write off of security deposits and the remaining approximately $268,000 included notice period salaries of approximately $167,000, severance of approximately $68,000 and vacation pay and other related employee costs of approximately $33,000. The restructuring charges were reduced by approximately $2,620,000 from a net reduction in vendor obligations. As of December 31, 2000, all the restructuring costs had been paid.

     The Company recorded approximately $7,693,000 of restructuring charges in 1999 associated with a workforce reduction of 72 employees. Included in this amount was approximately $5,811,000, representing charges associated with the revaluation of employee options and the remaining balance of approximately $1,882,000 included notice period salaries of approximately $876,000, severance of approximately $706,000 and vacation pay and other related employee costs of approximately $300,000. As of December 31, 1999, approximately $522,000 of such amount had been paid and the remaining accrued restructuring costs were paid in 2000.

     In November 1999, the Company entered into an agreement with an officer of the Company in connection with that officer's termination as an officer and director of the Company. The agreement called for cash payments of $450,000 between November 1999 and June 2000, the vesting of 50% of any nonvested options as of November 1999 and the extension of the date on which all vested options can be exercised until November 2002. These costs, approximating $2,355,000, are included in the amounts above.

10.  LEASE COMMITMENTS

     Operating Leases -- The Company has operating lease obligations for office space, office equipment and computer equipment, which expire at various dates through 2014. The future minimum rental payments under operating leases at December 31, 2000 are as follows:

2001........................................................    $ 1,123,786
2002........................................................      1,121,551
2003........................................................      1,073,624
2004........................................................      1,127,901
2005........................................................      1,152,147
Thereafter..................................................      9,315,362
                                                                -----------
Total.......................................................    $14,914,371
                                                                ===========

     Total rent expense for real estate amounted to approximately $679,000, $293,000 and $348,000 (net of sublease income of approximately $4,100; $7,600 and $46,800) for the years ended December 31, 2000, 1999 and 1998, respectively.

     Total rent expense for equipment amounted to approximately $728,000, $80,000 and $224,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Capital Leases -- The net book value of equipment held under capital leases was approximately $625,000 and $7,910,000 at December 31, 2000 and 1999, respectively.

     Future lease payments under capital leases as of December 31, 2000 are as follows:

2001........................................................  $257,711
                                                              --------
Total.......................................................   257,711
Less amounts representing interest..........................     8,274
                                                              --------
Present value of future lease payments......................  $249,437
                                                              ========

11.  SEGMENTS

     As of December 31, 1998, the Company operated in one industry segment, the US Equities Business. As of December 31, 1999, the Company operated in two industry segments, the US Equities Business and the Exchange Solutions Business. As a result of the discontinuation of the US Equities Business, effective September 19, 2000, the Company currently operates in one industry segment, the Exchange Solutions Business.

12.  INCOME TAXES

     The tax effected components of deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                             2000             1999
                                                         -------------    ------------
Deferred tax assets:
  Net operating loss carryforwards.....................  $  98,779,000    $ 69,946,000
  Tax fixed assets, capitalized research and
     development costs and other intangibles in excess
     of book...........................................      5,284,000         386,000
  Vacation accruals and other reserves.................      3,386,000       1,535,421
  Warrants expense.....................................             --      15,391,990
  Other................................................        516,000         532,000
                                                         -------------    ------------
          Total deferred tax asset.....................    107,965,000      88,512,911
                                                         -------------    ------------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation......             --         265,000
  Deferred gain on sale of assets......................             --         750,000
                                                         -------------    ------------
          Total deferred tax liability.................             --       1,015,000
                                                         -------------    ------------
Net deferred tax assets................................    107,965,000      87,497,911
Less valuation allowance...............................   (107,965,000)    (87,497,911)
                                                         -------------    ------------
                                                         $          --    $         --
                                                         =============    ============

     Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

     The Company has net operating loss carryforwards of approximately $243,671,000 and research and development credit carryforwards of $3,648,000 at December 31, 2000. Both the net operating loss carryforwards and research and development credit carryforwards will begin to expire in 2004 through 2020.

     In 1998, as a result of the issuance of additional shares of stock, the Company incurred a change in ownership for tax purposes, which may limit future use of the net operating loss and research and development credit carryforwards.

13.  401(k) EMPLOYEE BENEFIT PLAN

     OptiMark has a 401(k) defined contribution plan (the "Plan"), which covers all full-time employees over the age of 21 as of their initial date of employment. The Plan has no matching requirement. Any future matching will be at the discretion of the Board of Directors. The amounts charged to expense related to the administration of the Plan were approximately $12,600; $9,200 and $9,100 for the years ended December 31, 2000, 1999 and 1998, respectively.

14.  COMMITMENTS AND CONTINGENCIES

     In conjunction with the discontinuance of the US Equities Business, the Company and certain subsidiaries are the subject to pending or threatened litigation in an aggregate amount of approximately $21,200,000 relating to and derived from the inability of the subsidiary through which that business was conducted (OptiMark US Equities, Inc.) to pay contractual amounts related to loans, capital leases of computer equipment, and operating leases of computer equipment. In addition, the Company is a respondent in an arbitration matter brought by a former provider of telecommunications services in the amount of approximately $18,600,000. All the plaintiffs and potential plaintiffs claim contractual damages approximately equal to the net present value of the remaining payments due under the respective loans, leases or service agreements, plus certain past due amounts including interest, termination fees and, in one case, certain punitive damages.

     Management intends to vigorously contest these suits and threatened suits, however, the likelihood that these claims will result in loss or impairment of an asset is probable with the exception of one matter subject to arbitration as to which the likelihood that this claim will result in loss or impairment of an asset is reasonably possible. Any loss or impairment resulting from any of these suits may have a material impact on the Company's financial position, results of operations and cash flows in future years. An accrual of $4,595,000 with respect to these loss contingencies has been recorded by the Company as part of its loss on discontinued operations which represents management's best estimate of the outcome of these negotiations (Note 3).

     Included in the terms of a settlement agreement between OptiMark and one of the companies from which it leased equipment, the Company is obligated to purchase a mainframe computer and a related one year maintenance agreement with an aggregate cost of approximately $555,000 (Note 19).

     On October 2, 2000 the Company and Nasdaq executed a new agreement whereby the Company entered into a new development effort for Nasdaq and amended the terms of the existing warrant agreement (Note 15).

     In August 1999, the Company entered into an employment agreement with an officer of the Company, which provides for annual compensation of $225,000 and a guaranteed bonus of $350,000, half of which was paid at the time of hire and the balance of which was paid on the first anniversary of employment.

     In August 1996, OptiMark entered into a revenue sharing agreement (the "PCX Revenue Agreement") with the Pacific Exchange, Inc. (the "PCX"). The PCX Revenue Agreement requires the Company to pay 1.5% of its consolidated gross revenues, as defined, to PCX, up to a maximum of $3,855,580. The timing and the amount of the payments is based on PCX's attainment of certain milestones with respect to the deployment of the System at PCX as specified in the PCX Revenue Agreement, which expires on December 31, 2005. Based on gross revenues, as defined, for the year ended December 31, 2000, the PCX was entitled to approximately $5,000 in connection with revenue earned by the discontinued operation, of which approximately $2,700 has been paid and the remaining $2,300 has been included in the net liabilities of discontinued operations. Based on gross revenues, as defined, for the year ended December 31, 2000, the PCX was entitled to approximately $74,000 in connection with revenue earned by continuing operations, of which $45,000 has been paid, and the remaining $29,000 has been accrued. Based on gross revenues as defined, for the year ended December 31, 1999, the PCX was entitled to approximately $46,600 under this agreement, of which approximately $16,000 has been paid and the remaining $30,000 has been included in net liabilities of discontinued operations. The PCX was not entitled to any amounts or payments in 1998 or earlier. As a result of the discontinuance of the US Equities business, the Company will not incur any further obligation under this agreement.

15.  EQUITY

     AUTHORIZED STOCK -- During 1998, the Board of Directors and the stockholders of the Company increased the authorized shares of common stock and preferred stock of the Company by 70,000,000 and 30,000,000 shares, respectively. The Board of Directors have designated 3,547,068 shares of preferred stock as Series A Convertible Participating Preferred Stock, 11,000,000 shares of preferred stock as Series B Convertible

Participating Preferred Stock, 8,250,000 shares of preferred stock as Series C Convertible Preferred Stock and 250,000 shares of preferred stock as Series D Convertible Preferred Stock. As of December 31, 2000 and 1999, the Company had 17,277,932 and 16,952,932 undesignated shares of preferred stock respectively, authorized for issuance.

     COMMON STOCK -- During 1998, the Company issued 350,000 shares of common stock to an officer at $10 per share (fair market value at date of issuance) of which 183,000 shares were issued out of treasury stock. The Company received cash of $2,500,000 and received a 4.33% interest-bearing note receivable for $1,000,000. On November 1, 1999, the principal amount plus interest of $39,742 on the note was repaid to the Company.

     During 1999, the Company issued 2,000,000 shares of common stock to HPM (Note 7) at $14 per share (fair market value at date of issuance) in exchange for the termination of the non-securities industry licenses previously granted to HPM. In addition, 4,167 shares of common stock were issued to a consultant at $12 (fair market value at date of issuance) in exchange for approximately $50,000 in cash.

     COMMON STOCK (NON-VOTING) -- During 1998, the Company created a new class of non-voting common stock. 1,500,000 shares were authorized and 740,000 shares were issued during 1998 to an investor in exchange for 740,000 shares of voting common stock. Such amounts are included in common stock on the consolidated balance sheets.

     SERIES A CONVERTIBLE PARTICIPATING PREFERRED STOCK -- Each share of Series A Preferred Stock is currently convertible into four shares of common stock, subject to certain adjustments.

     In March 1999, a Series A Preferred Stockholder converted 75,000 shares of Series A Preferred Stock into 300,000 shares of the Company's common stock.

     SERIES B CONVERTIBLE PREFERRED STOCK -- Between April and December 1998, in a series of closings, the Company issued 11,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $10 per share (fair market value at date of issuance) to investors. In connection therewith, the Company issued 25,000 shares of Series B Preferred Stock (included in the 11,000,000 shares above) and paid a $150,000 fee to an investor who served as a placement agent on behalf of the Company. The Company also granted to the initial investor in the Series B Preferred Stock a warrant to purchase 500,000 shares of common stock at $10 per share (fair market value at date of grant) and granted that investor a license to use, sell and distribute products, systems and services using the OptiMark Technology within the insurance industry field (see "Warrants" below). In advance of granting this license, the Company purchased the rights to the OptiMark Technology in the insurance industry field from HPM for $500,000 in cash. HPM had a license to the rights to the OptiMark Technology in all non-securities industry markets (Note
7). Legal and other costs of approximately $68,000 were incurred in connection with these transactions.

     Each share of Series B Preferred Stock is currently convertible into one share of common stock, subject to certain adjustments.

     SERIES C CONVERTIBLE PREFERRED STOCK -- In July 1999, the Company issued 8,250,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of approximately $11.76 per share (fair market value at date of issuance) to two investors. Legal and other costs of approximately $11,000 were incurred in connection with this transaction.

     Each share of Series C Preferred Stock is currently convertible into one share of common stock, subject to certain adjustments.

     SERIES D CONVERTIBLE PREFERRED STOCK -- In July 1999, the Company issued 250,000 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $12 per share (fair market value at date of issuance) to an investor.

     Each share of Series D Preferred Stock is currently convertible into one share of common stock, subject to certain adjustments.

     The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to a liquidation preference equal to $7.33 per share, $10 per share, approximately $11.76 per share and $12 per share, respectively, (aggregating approximately $226 million) plus all declared and unpaid dividends thereon to the date fixed for liquidation, dissolution or winding up. Holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are entitled to receive dividends equal to any dividends received by the holders of the Company's common stock, as if the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock had been converted into common stock.

     Pursuant to agreements among the holders of the Series A Preferred Stock, one of the holders of Series B Preferred Stock, certain officers and directors of the Company, and the Company, these stockholders have certain preemptive rights, rights of first refusal and tag-along rights. Pursuant to four separate registration rights agreements, the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock have certain rights, subject to certain restrictions and limitations, to have the Company register their shares with the Securities Exchange Commission for resale.

     WARRANTS -- During 1998, the Company issued warrants to purchase up to 11,837,500 shares of its common stock. In September 1998, in connection with the Company's agreement with the Nasdaq to implement the Nasdaq Application, the Company entered into a warrant agreement (the "Nasdaq Warrant Agreement")with the Nasdaq whereby the Nasdaq has the ability to earn warrants to purchase up to 11,250,000 shares of the Company's common stock (the "Nasdaq Warrants"). The Nasdaq Warrants are exercisable in tranches based upon the achievement of certain milestones, as defined by the Nasdaq Warrant Agreement. In connection with the launch of the Nasdaq Application in October 1999, an aggregate of 4,500,000 warrants were earned. Of the 4,500,000 warrants, 2,250,000 are exercisable at $5 per share and the remaining 2,250,000 are exercisable at $7 per share. In connection with the above 4,500,000 warrants, the Company recorded an expense of $33,800,000 in 1999 (the value using the Black-Scholes Model). As of September 19, 2000 the business related to the Nasdaq warrants was discontinued and consequently, no additional warrants can be earned in the future under this agreement.

     In 1998, a warrant to acquire 42,500 shares of common stock was issued in connection with a master equipment lease agreement with a third party (Note 10) and expires in June 2003. The remaining warrants to acquire 45,000 shares of common stock were granted in 1998 to two consultants of the Company and have an exercise price of $10 (fair market value at date of grant). Of these warrants, 40,000 expire in August 2003 and the remaining 5,000 were exercised in August 1999. The effect of the above warrants in 1998 was an expense of approximately $109,000 (the value using the Black-Scholes Model).

     During 1999, the Company issued to five holders of Series B Preferred Stock, warrants to acquire an aggregate of 1,666,667 shares of its common stock at $10 per share. In connection with such issuance, the Company recorded an expense of approximately $6,786,300 (the value using the Black-Scholes Model) in 1999. All of these warrants expired unexercised in June 1999. Additionally, warrants to acquire 25,000 shares of common stock were granted to two consultants of the Company. Of these warrants, 5,000 were issued at $10 and expire in January 2002 or by termination by the Company. The effect of this warrant in 1999 was an expense of approximately $6,300 (the value using the Black-Scholes Model). The remaining 20,000, granted to a former board member in consideration for contracted consulting services, were issued at $14 and expire in February 2009. The charge associated with this warrant (utilizing the Black-Scholes Model) was approximately $38,800, to be amortized over the life of the contract. The amount expensed in 1999 was approximately $24,300 and the balance of $14,500 was expensed in 2000.

     Additionally, in October 1999, the Company entered into a strategic alliance with Knight/Trimark Group, Inc. ("Knight") under which Knight can earn warrants to acquire common stock of up to a maximum of 25% of the Company, but not in excess of 31,037,491 common shares. The warrants are earned in tranches based on the number of shares traded by Knight in the OptiMark System, with progressively larger amounts of trades required to earn each tranche. As of September 19, 2000 the business related to the Knight warrants was discontinued. As of that date, no warrants had been earned and, as a result of the termination of that business, no warrants can be earned in the future.

     On October 2, 2000 the Company and Nasdaq executed a new agreement whereby the Company entered into a new development effort for Nasdaq and amended the terms of the Nasdaq Warrant Agreement. The amended warrant agreement maintained the remaining number of unearned warrants that could be issued under the prior agreement, but changed the criteria for earning each tranche to defined critical milestones of the new development effort. In addition, the exercise date for all warrants was extended by 3 years. As of December 31, 2000 the first critical milestone was achieved and 500,000 of the warrants which had a fair market value of $.50 per share were earned. The warrants are exercisable at $7.00 per share. At December 31, 2000 the warrants had no fair market value as calculated using the Black-Scholes Model.

     In March 2000, 124,000 warrants granted to three former employees of an affiliate expired.

     As discussed above, a warrant to acquire 500,000 shares of common stock was issued in connection with the Series B Preferred Stock financing and expires in June 2003. The effect of the above warrant in 1998 was a reduction in additional paid-in capital of approximately $915,000 (the value using the Black-Scholes Model).

     TREASURY STOCK -- During 1997, the Company purchased 208,000 shares of common stock at $2.56 per share from an individual investor and held these shares as treasury shares. In 1998, these shares were sold to two consultants and an officer of the Company at $10 per share (fair market value at date of sale).

     Additionally, during 1998, the Company purchased 250,000 shares of Series A Preferred Stock at $40 per share from an investor and held these shares as treasury shares at December 31, 1998 and 1999. In January 2000, the Company's board of directors retired these Series A Preferred shares and the shares were returned to the authorized but unissued preferred shares.

16.  STOCK OPTION PLAN

     During 1998, the Company provided for the granting of 1,200,000 options to an officer of the Company with an exercise price of $10 (fair market value at the date of grant), and an exercise period of 10 years from the date of grant under the 1996 Plan. Of the 1,200,000 options, 200,000 vested immediately and the remaining 1,000,000 options vest ratably over a five-year period on the anniversary of the date of hire. The officer resigned from the Company in 2000 and all options were cancelled.

     Prior to November 1999, the Company maintained a stock option plan (the "1996 Plan"), which provided for the issuance of stock options to employees. Under the 1996 Plan, options that were intended to be incentive stock options were granted at prices not less than fair market value per share on the date of grant, as determined by the Board of Directors. The options granted were exercisable in accordance with a vesting schedule not to exceed ten years.

     In November 1999, the Company amended the 1996 Plan and renamed it the 1999 Stock Plan (the "1999 Plan"), which made 14,669,224 shares available for issuance. This amount included 8,669,224 shares under the 1996 Plan and an additional 6,000,000 shares under the 1999 Plan. All options outstanding under the 1996 Plan, as of the date of adoption of the 1999 Plan, continue in effect under their original terms. The 1999 Plan provides for the issuance of non-statutory and incentive stock options (as defined in the Internal Revenue Code of 1986, as amended), restricted stock and stock equivalent rights to employees, directors and consultants. Options granted under the 1999 Plan that are intended to be incentive stock options are granted at prices not less than fair market value per share on the date of grant. Non-Statutory stock options granted under the 1999 Plan are granted at prices not less than 85% of fair market value per share on the date of grant. No portion of the option may be exercised beyond 10 years from the grant date.

     In May 2000, the Company amended the 1999 Plan to increase the number of shares authorized for issuance by 3,000,000, which made 17,669,224 shares available for issuance.

     On September 19, 2000, the Company's board of directors authorized a repricing, which reduced to $.50 per share, the exercise price of all outstanding stock options that had been granted to those employees who remained with the Company after that date. The original options were granted at amounts ranging from $1.50 to $14.00 per share, over several grant dates. A total of 6,298,300 options related to those employees were repriced. Options for 853,500 options related to certain eligible employees who did not execute an agreement related to all repriced options, were not repriced. All outstanding stock options that had been granted to employees who either left the company prior to September 19, 2000 or whose employment was terminated by the Company as a result of the September 2000 restructuring were not repriced and remain at the original exercise price set at the time of grant. The new exercise price of $.50 per share was based on a determination of the fair market value of the Company's common stock by it board of directors at that date. The repriced options are subject to variable plan accounting. No expense was recorded for 2000 as a result of this repricing, as the fair market value at December 31, 2000 was equal to the exercise price of $.50 per share.

     On voluntary termination an employee has thirty days in which to exercise his or her vested options.

     At December 31, 2000, 1999 and 1998, the components of the 1999 Plan consisted of the following:

                                                                             WEIGHTED-
                                                                              AVERAGE
                                                                             EXERCISE
                                                                SHARES         PRICE
                                                              -----------    ---------
Options outstanding at December 31, 1997....................    3,961,500     $ 1.82
Options granted during 1998.................................    3,151,750       6.80
Options exercised during 1998...............................     (253,510)      2.79
Options canceled during 1998................................     (122,100)      2.95
                                                              -----------
Options outstanding at December 31, 1998....................    6,737,640       4.08
Options granted during 1999.................................    2,074,450      12.60
Options exercised during 1999...............................     (434,204)      1.96
Options canceled during 1999................................   (1,410,826)      6.27
                                                              -----------
Options outstanding at December 31, 1999....................    6,967,060       6.32
                                                              -----------
Options granted during 2000.................................    9,120,600       5.85
Options exercised during 2000...............................     (116,500)      1.75
Options canceled during 2000................................   (7,153,490)      8.55
                                                              -----------
Options outstanding at December 31, 2000....................    8,817,670       2.39
Weighted-average fair value of options granted during
  2000......................................................  $      1.67
Weighted-average fair value of options granted during
  1999......................................................  $      1.97
Weighted-average fair value of options granted during
  1998......................................................  $      0.99
Number of options exercisable at December 31, 1998..........    1,548,655     $ 2.81
Number of options exercisable at December 31, 1999..........    2,611,196     $ 3.55
Number of options exercisable at December 31, 2000..........    2,582,177     $ 3.04

     The following table summarizes information related to stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                             ---------------------------------------    ------------------------
                                             WEIGHTED-
                                              AVERAGE      WEIGHTED-                   WEIGHTED-
                              NUMBER OF      REMAINING      AVERAGE      NUMBER OF      AVERAGE
RANGE OF                       SHARES       CONTRACTUAL    EXERCISE       SHARES       EXERCISE
EXERCISE PRICES              OUTSTANDING       LIFE          PRICE      OUTSTANDING      PRICE
---------------              -----------    -----------    ---------    -----------    ---------
$  .50 - $ 1.50............   6,367,290        8.37         $  .51       1,222,447      $  .57
$ 1.83 - $ 7.50............     945,010        2.15           2.38         881,910        2.27
$10.00 - $14.00............   1,505,370        6.96          10.31         477,820       10.75
                              ---------                                  ---------
$  .50 - $14.00............   8,817,670        7.46         $ 2.39       2,582,177      $ 3.04
                              =========                                  =========

     SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Plan been determined at the fair value on the grant dates under the method of SFAS No. 123, the Company's net loss for the years ended December 31, 2000, 1999 and 1998, would have increased to approximately $104,424,000, $135,747,000 and $57,830,000 respectively.

     Options held by an optionee will generally become exercisable as to 20% of the shares covered by such options on the first anniversary of the date of hire for initial grants and 20% of the shares on the first anniversary date of the grant date for subsequent issues and with an additional 20% of the shares covered by such options on each of the four succeeding anniversaries of the date of the hire or grant date if the optionee continues to be employed by the Company, on each such date.

     The fair value of each option grant in 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions: weighted-average risk-free interest rates of 6.30%, 5.51%, and 5.08% in 2000, 1999 and 1998, respectively; no dividend yield, expected life of three years in 2000 and between two and five years in 1999 and 1998, and volatility of 0%. All options were granted at the then fair market value.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     In the opinion of management, the carrying value of cash and cash equivalents, receivables, notes, other assets, current liabilities and capital leases payable are a reasonable estimate of their fair value.

18.  LOSS PER SHARE ("EPS")

     Basic and diluted EPS for 2000, 1999 and 1998 was calculated using 36,603,854, 35,193,208 and 31,067,059 weighted-average shares outstanding for the years ended December 31, 2000, 1999 and 1998, respectively. Due to the net losses incurred in each year, all options and convertible preferred stock were anti-dilutive and therefore excluded from the basic and diluted earnings per share calculation.

19.  SUBSEQUENT EVENTS

     On April 11, 2001 OptiMark Holdings, Inc. borrowed $2,500,000 from a stockholder in the form of a promissory note. The promissory note will automatically convert into a new series of preferred stock if the stockholder, in its discretion, elects to invest in that preferred stock. The note bears interest at a rate of 10% per annum, matures on July 10, 2001, and is secured by substantially all the assets of the Company.

     On March 28, 2001 the Company entered into an agreement with one of the companies from which it had leased equipment settling all amounts owed by OptiMark. The settlement provides for OptiMark to pay approximately $1,700,000 comprised of approximately $800,000 in forfeited deposits and over payments and approximately $900,000 to be paid in four cash installments in 2001. The Company also purchased a mainframe computer and related maintenance agreement from the company, the price of which is included in the settlement payments (Note 14).

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

  1. Financial Statements

     Consolidated Financial Statements and Financial Statement Schedules. See "Item 8, Financial Statements and Supplementary Data."

  2. Reports on Form 8-K

     None

  3. Exhibits

     The exhibits listed on the accompanying index to exhibits immediately following are filed as part of, or incorporated by reference into, this Form 10-K and are numbered in accordance with the Exhibit Table of Item 601 of regulation S-K:

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 2.1**    Agreement and Plan of Merger dated June 12, 2000
 3.1**    Certificate of Incorporation of OptiMark Holdings
 3.2**    By-Laws of OptiMark Holdings
 4.1*     Specimen Common Stock Certificate
 4.2*     Specimen Preferred Stock Certificate
 4.3*     Series A Stock Purchase Agreement dated August 27, 1996 by and among OptiMark and the parties named therein

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 4.4*     Registration Rights Agreement dated August 27, 1996 by and among OptiMark and the parties names therein
 4.5*     Amendment to Stock Purchase Agreement and Registration
          Rights Agreement dated March 19, 1997 by and among OptiMark and the parties named therein
 4.6*     Amendment to Stock Purchase Agreement, Stockholders
          Agreement and Registration Rights Agreement dated May 29,
          1997 by and among OptiMark and the parties named therein
 4.7*     Amendment to Series A Registration Rights Agreement dated
          January 1999 by and among OptiMark and the parties named
          therein
 4.8*     Series B Stock Purchase Agreement dated December 22, 1998 by and among OptiMark and the parties named therein
 4.9*     Registration Rights Agreement dated April 23, 1998 by and
          among OptiMark and the parties named therein
 4.10*    Series C Stock Purchase Agreement dated June 11, 1999 by and among OptiMark and the parties named therein
 4.11*    Registration Rights Agreement dated July 26, 1999 by and
          among OptiMark and the parties named therein
 4.12*    Series D Stock Purchase Agreement dated July 30, 1999 by and between OptiMark and BancBoston Capital Inc.
 4.13*    Registration Rights Agreement dated July 30, 1999 by and
          between OptiMark and BancBoston Capital Inc.
 4.14*    Registration Rights Agreement dated September 19, 1998 by
          and between OptiMark and The NASDAQ Stock Market, Inc.
 4.15*    Amended and Restated Stockholders Agreement dated April 23,
          1998 by and among OptiMark and the parties named therein
10.5(a)*  OptiMark 1999 Stock Plan (adopted November 29, 1999)
10.5(b)** Amendment No. 1 to the OptiMark 1999 Stock Plan
10.5(c)   Amendment No. 2 to the OptiMark 1999 Stock Plan
10.6*     OptiMark Stock Option Plan (Amended & Restated January 27,
          1999)
10.7*     Form of Stock Option Agreement (1999 Stock Plan)
10.8*     Form of Stock Option Agreement (Amended and Restated Stock
          Option Plan)
10.8(b)   Form of Amendment No. 1 to Stock Option Agreements
10.9*     Form of Non-Employee Director Option Agreement
10.10*    Employment Agreement dated November 1, 1998 by and between
          OptiMark and Phillip J. Riese
10.11*    Employment, Trade Secret and Non-Competition Agreement dated
          August 27, 1996 by and between OptiMark and William A.
          Lupien
10.12*    Employment, Trade Secret and Non-Competition Agreement dated
          August 27, 1996 by and between OptiMark and John T. Rickard
10.12(b)  Severance Agreement dated January 5, 2001 by and between
          John T. Rickard and OptiMark, Inc.
10.12(c)  Consulting Agreement dated January 15, 2001 by and among
          Orincon Industries, Inc., John T. Rickard and OptiMark, Inc.
10.14*    Restricted Stock Purchase Agreement dated December 1, 1998 by and between OptiMark and Phillip J. Riese
10.15*    Stock Purchase Agreement dated December 18, 1998 by and
          between OptiMark and Phillip J. Riese
10.16*    Stock Option Agreement dated November 1, 1998 by and between
          OptiMark and Phillip J. Riese
10.17*    Stock Option Agreement dated November 1, 1998 by and between
          OptiMark and Phillip J. Riese
10.18+**  Services Agreement dated January 1, 1999 by and between
          OptiMark and ISM Information Systems Management Corporation

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.19+**  OptiMark/IBM Ops Agreement dated February 2, 1999 by and between OptiMark and the parties named therein
10.20+**  Agreement for Information Technology Services dated May 6,
          1999 by and between OptiMark and IBM Canada Limited
10.21*    License Termination Agreement dated March 19, 1999 by and
          between OptiMark and High Performance Markets, Ltd.
10.22*    Common Stock Purchase Warrant dated August 27, 1996 in favor of The Pacific Exchange, Inc.
10.23*    Common Stock Purchase Warrant dated December 31, 1996 in
          favor of The Chicago Board Options Exchange, Inc.
10.24*    Common Stock Purchase Warrant dated April 23, 1998 in favor of Virginia Surety Company, Inc.
10.25*    Common Stock Purchase Warrant dated June 19, 1998 in favor of Transamerica Business Credit Corporation
10.26*    Common Stock Purchase Warrant dated August 24, 1998 by and between OptiMark and Francis X. Egan
10.27*    NASDAQ Warrant Agreement dated September 1, 1998 by and
          between OptiMark and The NASDAQ Stock Market, Inc.
10.28*    Common Stock Purchase Warrant dated January 27, 1999 by and between OptiMark and BIOS Group LP
10.29*    Warrant Agreement dated October 27, 1999 by and between
          OptiMark and Knight/Trimark Group, Inc.
10.30+    Services and License Agreement dated October 2, 2000 between
          OptiMark Holdings, Inc. and The Nasdaq Stock Market, Inc.
10.31+    Development, Subcontract, and Operations Agreement dated May
          17, 1999 by and among OptiMark, Inc. and Japan OptiMark
          Systems, Inc., as amended
21.1**    Subsidiaries of OptiMark Holdings
23.1      Independent Auditors' Consent

---------------
 * Previously filed as an exhibit to the Registrant's Registration Statement on Form 10 (No. 000-30527) and incorporated by reference thereto.

** Previously filed as an exhibit to the Registrant's Registration Statement on Form 10/A-1 (No. 000-30527) and incorporated by reference thereto.

 + Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

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

Dated April 16, 2001