Form 10-Q
period 2001-03-31
OPTIMARK HOLDINGS INC
filed 2001-05-14
CIK 1062023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                    000-30527
                            (Commission file number)

                             OPTIMARK HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                    DELAWARE                                   22-3730995
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
                 Organization)                             Identification No.)

 10 Exchange Place, 24th Floor, Jersey City, NJ                  07302
    (Address of Principal Executive Offices)                   (Zip Code)


                                 (201) 536-7088
              (Registrant's telephone Number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At May 14, 2001, the number of shares outstanding of the registrant's common stock was 36,612,557.

                                      INDEX



PART I          FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

                Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000
                (Unaudited)

                Consolidated Statements of Operations and Comprehensive Loss for the Three
                Months Ended March 31, 2001 and March 31, 2000 (Unaudited)

                Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                2001 and March 31, 2000 (Unaudited)

                Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which such words as "expect", "anticipate", "contemplate", "intend", "plan, "believe", "estimate", "consider" or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Report on Form 10-K (Amendment No.
2)for the year ended December 31, 2000 as filed with the SEC and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in or indicated by these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2001
                                                                     (Unaudited)        December 31, 2000
                                                                     -----------        -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $     760,935         $   2,919,548
  Receivable from affiliate                                               208,673             1,616,413
  Accounts receivable                                                          --               750,000
  Other current assets                                                    949,596             1,050,294
                                                                    -------------         -------------
          Total current assets                                          1,919,204             6,336,255

PROPERTY AND EQUIPMENT - NET                                            5,374,597             5,845,760

INTANGIBLE ASSETS - NET                                                    78,436               120,748
OTHER ASSETS                                                            1,537,734             1,538,735
                                                                    -------------         -------------

TOTAL ASSETS                                                        $   8,909,971         $  13,841,498
                                                                    =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                        $   1,740,504         $   2,225,434
    Accrued compensation                                                1,632,826               784,466
    Capital leases payable                                                167,100               249,437
    Net liabilities of discontinued operations (Note 4)                 5,252,169             5,209,756
    Deferred revenue                                                      835,341               720,413
    Other current liabilities                                             321,243                89,304
                                                                    -------------         -------------
          Total current liabilities                                     9,949,183             9,278,810
                                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY / (DEFICIT):
  Preferred stock, authorized and unissued 17,277,932
    at March 31, 2001 and December 31, 2000
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 shares authorized, issued
    and outstanding at March 31, 2001 and December 31, 2000                32,221                32,221
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized, issued and outstanding
    at March 31, 2001 and December 31, 2000                               110,000               110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at March 31, 2001 and December 31, 2000                                82,500                82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at March 31, 2001 and December 31, 2000                                 2,500                 2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; 36,612,557 shares issued
    and outstanding at March 31, 2001 and December 31, 2000               366,126               366,126
  Warrants, common stock                                               35,686,523            35,686,523
  Additional paid-in capital                                          301,662,303           301,662,303
  Accumulated deficit                                                (339,066,841)         (333,370,391)
  Accumulated other comprehensive income (loss)                            85,456                (9,094)
                                                                    -------------         -------------
          TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)                       (1,039,212)            4,562,688
                                                                    -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)              $   8,909,971         $  13,841,498
                                                                    =============         =============

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31,


                                                          2001                2000
                                                       Unaudited            Unaudited
                                                       ---------            ---------
REVENUE:
  Revenue from affiliate                             $  1,317,965         $  2,905,189
  Revenue, other                                        2,100,000                   --
                                                     ------------         ------------
          Total revenue                                 3,417,965            2,905,189

  Cost of sales                                         2,250,851            1,768,359
                                                     ------------         ------------
  Gross margin                                          1,167,114            1,136,830
                                                     ------------         ------------

EXPENSES:
  Sales and marketing                                     446,203              214,474
  Research and development                              1,544,053              450,575
  General and administrative                            3,115,602            3,074,224
  Depreciation and amortization                         1,033,728            1,898,867
  Restructuring expense                                        --            2,024,385
  Warrant compensation expense                                 --                7,271
                                                     ------------         ------------
          Total operating expenses                      6,139,586            7,669,796
                                                     ------------         ------------

OTHER (INCOME) EXPENSE:
  Interest income                                         (19,803)            (756,928)
  Interest expense                                         62,498              119,604
                                                     ------------         ------------
          Total other income                               42,695             (637,324)
                                                     ------------         ------------

LOSS FROM CONTINUING OPERATIONS                        (5,015,167)          (5,895,642)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                            --          (16,939,034)
  Loss on disposal of discontinued operations            (681,283)                  --
                                                     ------------         ------------
  Loss from discontinued operations                      (681,283)         (16,939,034)
                                                     ------------         ------------

NET LOSS                                               (5,696,450)         (22,834,676)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments                 94,550               (8,882)
                                                     ------------         ------------

COMPREHENSIVE LOSS                                   $ (5,601,900)        $(22,843,558)
                                                     ============         ============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations                              $      (0.14)        $      (0.16)
                                                     ------------         ------------
  Discontinued operations                            $      (0.02)        $      (0.46)
                                                     ------------         ------------
  Total loss per share                               $      (0.16)        $      (0.62)
                                                     ------------         ------------

  Weighted average number of common
     shares outstanding - basic and diluted            36,612,557           36,585,057

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,



                                                                         2001                 2000
                                                                         ----                 ----
                                                                      (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                            $ (5,696,450)        $(22,834,676)
 Deduct loss from discontinued operations                                (681,283)         (16,939,034)
                                                                     ------------         ------------
 Loss from continuing operations                                       (5,015,167)          (5,895,642)
 Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
  Value assigned to warrants issued as compensation                            --                7,271
  Value assigned to options in connection with restructuring                   --            1,834,515
  Depreciation and amortization                                         1,033,728            1,898,867
  (Gain) loss on disposal of assets                                          (379)             148,399
 Changes in operating assets and liabilities:
  Receivables                                                           2,157,740           (2,914,468)
  Other assets                                                            101,699              171,673
  Accounts payable and accrued liabilities                                458,106               41,465
  Accrued restructuring                                                        --           (1,097,337)
  Other liabilities                                                       346,692              (93,256)
                                                                     ------------         ------------
 Net cash used in continuing operations                                  (917,581)          (5,898,513)
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                     (522,104)            (194,755)
 Proceeds from disposal of assets                                           2,279               16,593
                                                                     ------------         ------------
  Net cash used in investing activities                                  (519,825)            (178,162)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of common stock options                                --              176,735
 Payments on capital leases                                               (82,337)            (435,868)
                                                                     ------------         ------------
  Net cash used in financing activities                                   (82,337)            (259,133)
                                                                     ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            $ (1,519,743)          (6,335,808)


NET CASH USED IN DISCONTINUED OPERATIONS                                 (638,870)         (16,725,314)


CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                      2,919,548           62,637,410

                                                                     ------------         ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                         $    760,935         $ 39,576,288
                                                                     ============         ============

Supplemental disclosure of cash flow information:
 Cash payments for interest - continuing operations                  $     15,335         $    119,604
 Cash payments for interest - discontinued operations                          --              153,170

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.  GENERAL INFORMATION

         OptiMark Holdings, Inc. ("Holdings") was established and became the sole stockholder of two operating subsidiaries on June 12, 2000 pursuant to the reorganization of the legal structure of the company formerly known as OptiMark Technologies, Inc. ("OTI"). OTI was the successor to a company that had been founded in 1996 to begin development of the OptiMark matching engine technology for use in an electronic trading system for equity securities and related technologies. The reorganization was effected pursuant to which (i) OTI formed Holdings as a direct wholly-owned subsidiary of OTI, (ii) Holdings formed OTI Acquisition Corporation ("OTIA") as a direct wholly-owned subsidiary of Holdings, (iii) OTI merged with OTIA pursuant to Section 251(g) of the Delaware General Corporation Law, with the name of the surviving company becoming OptiMark US Equities,Inc. ("UEI"), and with stockholders of UEI being deemed to have received shares of Holdings by operation of law. As a result of such merger, UEI became a direct wholly-owned subsidiary of Holdings. References herein to the "Company" or "OptiMark" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to OTI and its subsidiaries, with respect to periods prior to the reorganization.

         Until September 19, 2000, the Company had operated in two segments, the Exchange Solutions Business (formerly referred to as the Electronic Markets Business) and the US Equities Business, under two separate wholly-owned subsidiaries, OptiMark, Inc., and OptiMark US Equities, Inc., respectively. Effective September 19, 2000, the US Equities Business was discontinued.

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

         At March 31, 2001, the Company had approximately $761,000 of cash and cash equivalents. On April 11, 2001, the Company borrowed $2,500,000 from a stockholder (see discussion of liquidity and capital resources in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I, Item 2 to this filing). At the current level of operating expenditures and existing levels of committed development contracts with customers, the Company believes that it will not have sufficient cash flows to allow it to continue operations through the second quarter of 2001, unless sufficient additional funding is obtained. We need to raise additional capital imminently to meet our future operating and investing cash requirements. We may not be able to secure additional financing on favorable terms or at all (See
Part I, Item 2 Liquidity and Capital Resources).

2.  PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Presentation - The accompanying unaudited, condensed, consolidated financial statements include the accounts of the Company. In the opinion of management, all normal recurring adjustments have been made so as to fairly state the results for the interim periods. Companies in which OptiMark has an equity investment of 50% or less and has the ability to exercise significant influence are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for a full year. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements as of December 31, 2000 included in the Company's Annual Report on Form 10-K, Amendment No. 2, as filed with the Securities and Exchange Commission.

Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results may differ from those estimates.

Recent Accounting Pronouncements - SFAS No.133,"Accounting for Derivative Instruments and Hedging Activities"("SFAS No.133"), is effective for the Company's consolidated financial statements for the year ending December
31, 2001. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS No.133, as amended by SFAS No.137,"Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective date of SFAS No.133" and SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activities" are effective for the Company as of January 1, 2001. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards did not result in any impact in net loss or in accumulated other comprehensive income during the first fiscal quarter of 2001.

3.  ACCRUED RESTRUCTURING

         The Company recorded approximately $2,024,000 of restructuring charges in the first quarter of 2000 associated with a workforce reduction of seven employees. Included in this charge is approximately $1,835,000 representing the charge associated with the revaluation of options that had been granted to these employees. The remaining balance of approximately $189,000 includes notice period salaries of approximately $121,000, severance of approximately $41,000 and vacation pay earned during the notice period and other employee related costs of approximately $27,000.

4.  DISCONTINUED OPERATIONS

         The results of operations from discontinued operations for the three months ended March 31, 2000 are as follows:

                                                 March 31, 2000
                                                 --------------
Revenues                                          $    173,582
                                                  ------------
Operating expenses (excluding depreciation
  and amortization)                                 15,093,497
Depreciation and amortization                        1,865,627
                                                  ------------
Total operating expenses                            16,959,124
                                                  ------------
Net non-operating expenses                             153,492
                                                  ------------
Loss from discontinued operations                 $(16,939,034)
                                                  ------------

         Changes in Net Liabilities of Discontinued Operations from December 31, 2000 to March 31, 2001 is as follows:

                                                       Paid or        Additional
                                   Balance at          Charged       Accruals and
                                   December 31,        Against           Other           Balance at
                                      2000            Liability       Adjustments      March 31, 2001
                                      ----            ---------       -----------      --------------
Net Liabilities of
Discontinued Operations            $(5,209,756)        $638,870         $(681,283)       $(5,252,169)

5.  INCOME TAXES

         The Company has not generated any taxable income since its inception and, therefore, has not paid any federal income taxes to date. The resulting net operating loss carryforwards that will begin to expire in 2004 may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Due to uncertainties surrounding the Company's ability to utilize the net operating loss carryforwards to defer or otherwise offset future taxes, the Company has provided a valuation allowance in an amount necessary to reduce its deferred tax asset to zero.

6.  SUBSEQUENT EVENTS

         On April 11, 2001 Holdings borrowed $2,500,000 from a stockholder in the form of a promissory note. The promissory note will automatically convert into a new series of preferred stock if the stockholder, in its discretion, elects to invest in that preferred stock. The note bears interest at a rate of 10% per annum, matures on July 10, 2001, and is secured by substantially all the assets of the Company.

         On April 27, 2001, OptiMark amended the agreement with The Nasdaq Stock Market Inc. to develop its next generation trading system, which is known as the SuperMontage system. The amended agreement provides, among other items, that the Company will earn development fees of approximately $700,000 per month through December 31, 2001 and eliminates the provision for milestone payments. The monthly amount may be reduced in a given month if OptiMark delivers services that are less than originally agreed to for that month.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Continuation as a Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception. The Company's current cash and cash equivalents, plus the expected cash flows for 2001, are not expected to be sufficient to meet its 2001 operating and financial commitments. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period. On April 11, 2001 the Company borrowed $2,500,000 from a stockholder in the form of a promissory note convertible at the stockholder's discretion into a new series of preferred stock. The Company is currently in discussions with this stockholder with regard to additional equity investments.

History of Losses

         Optimark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of March 31, 2001 the Company's accumulated loss was approximately $339,067,000.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Revenue. Total revenue for the three months ended March 31, 2001 was approximately $3,418,000 as compared to approximately $2,905,000 for the three months ended March 31, 2000. Of these amounts, approximately $1,318,000 in 2001 and $2,905,000 in 2000 were derived from services provided to our affiliate, Japan OptiMark Systems ("JOS"). The balance in 2001 was derived from services to Nasdaq. The reduction in services to JOS resulted from completion of the development phase and initiation of an enhancement and maintenance phase with a lower level of monthly billing.

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the three months ended March 31, 2001 totaled approximately $2,251,000 as compared to approximately $1,768,000 for the three months ended March 31, 2000. The increase of $483,000 is primarily due to the increase in resources utilized in the new Nasdaq project. The increase consists principally of personnel related expenses.

         Operating Expense. Operating expenses for the three months ended March 31, 2001 totaled approximately $6,140,000 as compared to approximately $7,670,000 for the three months ended March 31, 2000. The following is a discussion of the decrease as it relates to each of the components:

         Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2001 totaled approximately $446,000 as compared to approximately $214,000 for the three months ended March 31, 2000. The increase of $232,000 was attributable to costs associated with marketing the Company's new product offerings. The increase consists primarily of personnel related and public relations expenses.

         Research and Development. Research and development expense totaled approximately $1,544,000 for the three months ended March 31, 2001 as compared to approximately $451,000 for the three months ended March 31, 2000. The increase of $1,093,000 is primarily due to expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications. The increase consists primarily of personnel related expenses.

         General and Administrative Expense. General and administrative expense totaled approximately $3,116,000 for the three months ended March 31, 2001 as compared to approximately $3,074,000 for the three months ended March 31, 2000. The increase of $42,000 is primarily due to greater costs of corporate insurance reduced by lower personnel related expenses. In addition to general and administrative expenses, OptiMark also includes the total cost of its employee bonus program in this cost classification. The cost of this program was approximately $1,000,000 in each period.

         Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $1,034,000 for the three months ended March 31, 2001 as compared to approximately $1,899,000 for the three months ended March 31, 2000. The decrease of $865,000 is primarily due to the absence in 2001 of amortization from certain non-securities rights which were written off in the fourth quarter of 2000 as well as lower depreciation resulting from certain property and equipment written of in the second half of 2000.

         Restructuring Expense. OptiMark recorded a restructuring charge of approximately $2,024,000 for the three months ended March 31, 2000 related to a workforce reduction of seven employees.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, and interest expense on capital leases. Other income, net, was approximately $43,000 net expense for the three months ended March 31, 2001 as compared to approximately $637,000 net income for the three months ended March 31, 2000. The decrease of $680,000 is due to both a reduction in interest bearing deposits over the course of the prior twelve months and payments on capital leases over the same period of time, which reduces the interest portion of current payments.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, OptiMark's principal sources of liquidity consisted of approximately $761,000 of cash and cash equivalents as compared to approximately $2,920,000 of cash and cash equivalents as of December 31, 2000.

         Net cash used in operating activities was approximately $918,000 and $5,899,000 for the three months ended March 31, 2001 and 2000, respectively. The change in net operating cash flows were attributable to net losses in both periods, partially reduced by non-cash charges including depreciation and amortization, values assigned to options in connection with restructurings and values assigned to warrants issued as compensation. The fluctuation between periods was also affected by net changes in working capital.

         Net cash used in investing activities was approximately $520,000 and $178,000 for the three months ended March 31, 2001 and 2000, respectively. The use of cash primarily consists of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which Optimark had previously leased equipment.

         Net cash used in financing activities for the three months ended March 31, 2001 was approximately $82,000 and $259,000 for the three months ended March 31, 2001 and 2000, respectively. The principal use of cash in each year was for principal payments on capital leases. In 2000, net use of cash from financing activities was reduced by proceeds from the exercise of common stock options.

         The results indicated for continuing operations in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 are not necessarily indicative of the spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the new business model. In particular, our current operating expenses may increase as additional employees are hired and as a result of normal compensation increases.

On April 11, 2001, the Company borrowed $2,500,000 from a stockholder in the form of a promissory note. The promissory note will automatically convert into a new series of preferred stock (described below) if the stockholder, in its discretion, elects to invest in that preferred stock. The promissory note bears interest at the rate of 10% per annum, matures on July 10, 2001 and is secured by substantially all the assets of the Company. The Company and the stockholder have also entered into a non-binding agreement in principle, subject to negotiation of definitive documentation and other conditions, under which investors, including the stockholder, would invest up to an additional $12,500,000 over a period of a year in a new series of 8% preferred stock. There can be no assurance that any investment will take place on these terms or at all. In addition, because each installment will be subject to separate conditions, even if definitive agreements are executed and delivered and one or more installments funded, there can be no assurance that the remaining installments will be funded. The preferred stock would be entitled to a preference over existing stockholders, in the event of liquidation, sale of assets or merger involving the Company, equal to twice its purchase price plus 80% of proceeds above that amount up to $300 million and 56% of proceeds above $300 million. The preferred stock would vote together with the Company's common stock and have multiple votes per share. In the aggregate, the new series of preferred stock could represent up to 57.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on shares outstanding as of March 31, 2001. In the event that the stockholder is the only investor purchasing shares of the new series of preferred stock, the number of votes per share will be reduced so that, after giving effect to the investment, the votes represented by the capital stock held by the stockholder will represent less than 50% of the votes of the outstanding common stock (and shares entitled to vote together with the common stock). Holders of the new preferred stock will be entitled to preemptive and registration rights. It is also contemplated that if this investment occurs, the Company would adopt a new stock option plan under which employees could receive options to acquire another class of preferred stock with similar terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's only exposure to market risk is related to interest rates and foreign currency exchange rates. We do not consider these risks to be material as of March 31, 2001.

         Interest Rate Risk. As of March 31, 2001 OptiMark had cash and cash equivalents of $761,000 that consisted of cash and highly liquid overnight investments. These investments may be subject to interest rate risk and would decrease in value if interest rates increased in the marketplace. A hypothetical increase or decrease of ten percent in market interest rates at March 31, 2001 would have caused the fair value of these overnight investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce the Company's interest income.

         Foreign Currency Exchange Rate Risk. All of OptiMark's revenues recognized to date have been denominated in U.S. dollars. Although revenues from international customers to date have been U.S. dollar denominated, we cannot be certain that future international customers or future business ventures will result exclusively in U.S. dollar denominated revenues, royalties or dividends. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. The Company has a sales office in Canada where the functional currency is the Canadian dollar. A hypothetical increase or decrease of 10 percent in the Canadian dollar compared to the U.S. dollar at March 31, 2001 would have caused the U.S. dollar equivalent of Optimark's Canadian operations to change by an immaterial amount.

         Equity Price Risk. As of March 31, 2001, the Company is not subject to equity price risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are subject to the legal proceedings described in the Company's amended Annual Report on Form 10-K, dated April 17, 2001.

         In connection with the legal proceeding captioned In the Matter of the Arbitration between International Exchange Networks, Ltd. ("Ixnet") against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities, IXnet moved on April 2, 2001 for an order from the Supreme Court of the State of New York for provisional relief under New York Civil Practice Law 7502(c). IXnet's demand essentially asks that the Court order that all the OptiMark entities post a fully collateralized bond in the amount of $18,625,504.14 to secure a judgment, which it contends, it will be awarded in an arbitration. In addition, IXnet demands that the OptiMark entities be enjoined from "wasting, transferring, conveying, assigning, removing, or disposing of the capital stock or assets of OptiMark Technologies or its affiliates except to the extent that such entities may conduct, in the ordinary course of its business, the usual affairs of the corporation or for good cause shown." The Company intends vigorously to oppose this motion and to defend this action.

         In connection with the legal proceeding captioned Comdisco Inc. v. OptiMark Technologies, Inc. (Superior Court of New Jersey Law Division - Hudson County), on or about April 2, 2001, the parties filed a stipulation withdrawing OptiMark Technologies, Inc.'s motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal on, among other grounds, that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for OptiMark Technologies' agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice.

ITEM 5.  OTHER INFORMATION

         On April 27, 2001, we amended our agreement with The Nasdaq Stock Market Inc. to develop its next generation trading system, which is known as the SuperMontage system. The amended agreement, provides, among other items, that the Company will earn development fees of approximately $700,000 per month through December 31, 2001 and eliminates the provision for milestone payments. The monthly amount may be reduced in a given month if OptiMark delivers services that are less than originally agreed to for that month.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         10.1+ Amendment dated April 27, 2001 to Services And License Agreement dated October 2, 2000 between OptiMark Holdings, Inc. and The Nasdaq Stock Market Inc.

         10.2 Promissory Note dated April 11, 2001, executed by OptiMark Holdings, Inc. in favor of SOFTBANK Capital Partners LP

         10.3 Promissory Note dated April 11, 2001, executed by OptiMark Holdings, Inc. in favor of SOFTBANK Capital LP

         10.4 Promissory Note dated April 11, 2001, executed by OptiMark Holdings, Inc. in favor of SOFTBANK Capital Advisors fund LP


         +        Confidential Treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned hereunto duly authorized.


                                        OPTIMARK HOLDINGS, INC.

May 14, 2001
                                        By: /s/  Robert J. Warshaw
                                            Name:  Robert J. Warshaw
                                            Title: Chief Executive Officer
                                            and Principal Financial Officer