Form 10-Q
period 2001-06-30
OPTIMARK HOLDINGS INC
filed 2001-08-14
CIK 1062023

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

At August 1, 2001, the number of shares outstanding of the registrant's common stock was 33,369,913.

                                      INDEX


PART I            FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 2001 and December
                  31, 2000 (Unaudited)

                  Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2001 and
                  June 30, 2000 (Unaudited)

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2001 and June 30, 2000 (Unaudited)

                  Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Report on Form 8-K

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

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Amendment No. 2) for the year ended December 31, 2000 as filed with the SEC and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in or indicated by these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                             June 30, 2001
                                                                                              (Unaudited)          December 31, 2000
                                                                                              -----------          -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $   1,610,852           $   2,919,548
  Receivable from affiliate                                                                        418,190               1,616,413
  Accounts receivable                                                                              100,000                 750,000
  Other current assets                                                                             667,361               1,050,294
                                                                                             -------------           -------------
          Total current assets                                                                   2,796,403               6,336,255

PROPERTY AND EQUIPMENT - NET                                                                     4,368,514               5,845,760

SOFTWARE LICENSES - NET                                                                            262,112                 120,748
OTHER ASSETS                                                                                     1,337,060               1,538,735
                                                                                             -------------           -------------

TOTAL ASSETS                                                                                 $   8,764,089           $  13,841,498
                                                                                             =============           =============


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                                 $   1,746,493           $   2,225,434
    Accrued compensation                                                                         1,188,216                 784,466
    Accrued restructuring (Note 3)                                                                 274,229                      --
    Capital leases payable                                                                         110,219                 249,437
    Net liabilities of discontinued operations (Note 4)                                          6,077,168               5,209,756
    Other current liabilities                                                                      818,228                 809,717
                                                                                             -------------           -------------
          Total current liabilities                                                             10,214,553               9,278,810
                                                                                             -------------           -------------

COMMITMENTS AND CONTINGENCIES

Mandatorily redeemable preferred stock
  Series E preferred stock, cumulative, $0.01 par value; 1,000,000 shares
    authorized; 403,332 shares issued and outstanding at June 30, 2001                           5,780,860                      --
                                                                                             -------------           -------------
STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, authorized and unissued 17,277,932 shares at June 30, 2001 and December 31, 2000
  Series A preferred stock, convertible and participating, $0.01 par value;
    3,222,068 shares authorized, issued  and outstanding at June 30, 2001
    and December 31, 2000                                                                           32,221                  32,221
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized, issued and outstanding
    at June 30, 2001 and December 31, 2000                                                         110,000                 110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at June 30, 2001 and December 31, 2000                                                          82,500                  82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at June 30, 2001 and December 31, 2000                                                           2,500                   2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; 36,612,557 shares issued and outstanding at June 30, 2001
    and December 31, 2000                                                                          366,126                 366,126
  Warrants, common stock                                                                        35,686,523              35,686,523
  Additional paid-in capital                                                                   301,662,303             301,662,303
  Accumulated deficit                                                                         (345,182,428)           (333,370,391)
  Accumulated other comprehensive gain (loss)                                                        8,931                  (9,094)
                                                                                             -------------           -------------
          TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                                  (7,231,324)              4,562,688
                                                                                             -------------           -------------

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
    (DEFICIT) EQUITY                                                                         $   8,764,089           $  13,841,498
                                                                                             =============           =============

See notes to unaudited condensed consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                     Three Months Ended June 30,            Six Months Ended June 30,
                                                   -------------------------------       -------------------------------
                                                       2001               2000               2001               2000
                                                    Unaudited          Unaudited          Unaudited          Unaudited
REVENUE:
  Revenue                                             2,172,840                 --          4,272,840                 --
  Revenue from affiliate                           $  1,083,515       $  2,878,833       $  2,401,480       $  5,784,022
                                                   ------------       ------------       ------------       ------------
          Total revenue                               3,256,355          2,878,833          6,674,320          5,784,022

  Cost of sales                                       1,750,620          1,846,475          4,001,471          3,575,278
                                                   ------------       ------------       ------------       ------------
  Gross margin                                        1,505,735          1,032,358          2,672,849          2,208,744
                                                   ------------       ------------       ------------       ------------

EXPENSES:
  Sales and marketing                                   378,197            415,374            824,400            629,848
  Research and development                            1,801,303            763,258          3,345,356          1,253,389
  General and administrative                          2,360,520          2,971,361          5,476,122          6,045,585
  Depreciation and amortization                       1,086,538          1,887,327          2,120,266          3,786,194
  Restructuring expense                                 274,247             83,034            274,247          2,107,419
  Warrant compensation expense                               --              7,271                 --             14,542
                                                   ------------       ------------       ------------       ------------
          Total operating expenses                    5,900,805          6,127,624         12,040,391         13,836,976
                                                   ------------       ------------       ------------       ------------

OTHER (INCOME) EXPENSE:
  Interest income                                        (4,705)          (464,508)           (24,508)        (1,221,436)
  Interest expense                                       38,702            105,892            101,200            225,496
                                                   ------------       ------------       ------------       ------------
          Total other (income) expense                   33,997           (358,616)            76,692           (995,940)
                                                   ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                      (4,429,067)        (4,736,650)        (9,444,234)       (10,632,292)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                          --        (16,437,143)                --        (33,376,177)
  Loss on disposal of discontinued operations        (1,686,521)                --         (2,367,804)                --
                                                   ------------       ------------       ------------       ------------
  Loss from discontinued operations                  (1,686,521)       (16,437,143)        (2,367,804)       (33,376,177)
                                                   ------------       ------------       ------------       ------------

NET LOSS                                             (6,115,588)       (21,173,794)       (11,812,038)       (44,008,470)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments              (76,525)            37,717             18,025             (8,076)
                                                   ------------       ------------       ------------       ------------

COMPREHENSIVE LOSS                                 $ (6,192,113)      $(21,136,077)      $(11,794,013)      $(44,016,546)
                                                   ============       ============       ============       ============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations                            $      (0.12)      $      (0.13)      $      (0.26)      $      (0.29)
  Discontinued operations                                 (0.05)             (0.45)             (0.06)             (0.91)
                                                   ------------       ------------       ------------       ------------
  Basic and diluted loss per share                 $      (0.17)      $      (0.58)      $      (0.32)      $      (1.20)
                                                   ============       ============       ============       ============

  Weighted average number of common
     shares outstanding - basic and diluted          36,612,557         36,606,954         36,612,557         36,596,066


See notes to unaudited condensed consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended   Six Months Ended
                                                                         June 30, 2001      June 30, 2000
                                                                       -----------------  -----------------
                                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $(11,812,038)      $(44,008,470)
     Deduct loss from discontinued operations                             (2,367,804)       (33,376,177)
                                                                        ------------       ------------
     Loss from continuing operations                                      (9,444,234)       (10,632,292)
     Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
        Value assigned to warrants issued as compensation                         --             14,542
        Value assigned to options in connection with restructuring                --          1,890,315
        Depreciation and amortization                                      2,120,266          3,786,194
        (Gain) loss on disposal of assets                                     (1,180)           155,126
     Changes in operating assets and liabilities:
        Receivables                                                        1,848,223         (1,283,729)
        Other assets                                                         584,608            953,493
        Accounts payable and accrued liabilities                             (57,196)           233,818
        Accrued restructuring                                                274,229         (1,360,761)
        Other liabilities                                                      8,511            108,930
                                                                        ------------       ------------
     Net cash used in continuing operations                               (4,666,773)        (6,134,364)
                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                    (494,392)          (547,302)
     Purchase of software licenses                                          (293,331)          (293,331)
     Proceeds from disposal of assets                                          4,550             18,343
                                                                        ------------       ------------
        Net cash used in investing activities                               (783,173)          (822,290)
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options for common stock                           --            205,611
     Net proceeds from issuance of preferred stock                         1,780,860                 --
     Proceeds from promissory notes issued to stockholders                 4,000,000                 --
     Payments on capital leases                                             (139,218)          (885,408)
                                                                        ------------       ------------
        Net cash provided by (used in) financing activities                5,641,642           (679,797)
                                                                        ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         191,696         (7,636,451)

NET CASH USED IN DISCONTINUED OPERATIONS                                  (1,500,392)       (32,495,248)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                         2,919,548         62,637,410

                                                                        ------------       ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                            $  1,610,852       $ 22,505,711
                                                                        ============       ============

Supplemental disclosure of cash flow information:
     Cash payments for interest - continuing operations                 $    101,200            255,424
     Cash payments for interest - discontinued operations                         --            258,508

Non-cash financing activities:
     Conversion of stockholders' promissory notes to Series E
     preferred stock                                                       4,000,000                 --

See notes to unaudited condensed consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.  GENERAL INFORMATION

         OptiMark Holdings, Inc. ("Holdings") was established and became the sole stockholder of two operating subsidiaries on June 12, 2000 pursuant to the reorganization of the legal structure of the company formerly known as OptiMark Technologies, Inc. ("OTI"). OTI was the successor to a company that had been founded in 1996 to begin development of the OptiMark matching engine technology for use in an electronic trading system for equity securities and related technologies. The reorganization was effected pursuant to which (i) OTI formed Holdings as a direct wholly-owned subsidiary of OTI, (ii) Holdings formed OTI Acquisition Corporation ("OTIA") as a direct wholly-owned subsidiary of Holdings, (iii) OTI merged with OTIA pursuant to Section 251(g) of the Delaware General Corporation Law, with the name of the surviving company becoming OptiMark US Equities,Inc. ("UEI"), and with stockholders of UEI being deemed to have received shares of Holdings by operation of law. As a result of such merger, UEI became a direct wholly owned subsidiary of Holdings. References herein to the "Company" or "OptiMark" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to OTI and its subsidiaries, with respect to periods prior to the reorganization.

         Until September 19, 2000, the Company had operated in two segments, the Exchange Solutions Business (formerly referred to as the Electronic Markets Business) and the US Equities Business, under two separate wholly owned subsidiaries, OptiMark, Inc., and UIE, respectively. Effective September 19, 2000, the US Equities Business was discontinued.

         DISCONTINUED OPERATIONS

         On September 19, 2000, the Company announced its intention to discontinue its US Equities Business. The Company has discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the unaudited condensed consolidated financial statements and prior periods have been reclassified to conform to this classification.

         CONCENTRATION OF RISK

         The Company had two customers at June 30, 2001, The Nasdaq Stock Market, Inc. ("Nasdaq") and Japan OptiMark Systems, Inc. ("JOS"). The Company depends on these two customers for substantially all of its revenues.

         CONTINUATION AS A GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception.

         At June 30, 2001, the Company had approximately $ 1,611,000 of cash and cash equivalents. On June 29, 2001 the Company and certain stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of a new Series E Cumulative Preferred Stock ("Series E Preferred") at a price of $15.00 per share in approximately one-month intervals from June 2001 through February 2002. Each monthly purchase is subject to certain conditions, including but not limited to conditions relating to operations, liabilities and litigation, which, if not met, would release the stockholders from their obligation to purchase the shares subject to that and future closings. The first such closing occurred on June 29, 2001 at which time the stockholder purchased 403,332 shares of the Series E Preferred for an aggregate purchase price of $6,050,000. In payment for the shares, the stockholders cancelled the two outstanding promissory notes in the amount of $4,000,000 due from the Company and paid the balance in cash (see footnote 5 and the discussion of liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 to this filing).

         At the Company's current level of operating expenditures, existing levels of committed development contracts with customers and subject to the continuing financing commitment described above, the Company believes that it will have sufficient cash resources to allow it to continue operations through December 2001.

2.  PRESENTATION

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

3.  ACCRUED RESTRUCTURING

         The Company recorded approximately $274,000 of restructuring charges in the second quarter of 2001 associated with a workforce reduction of thirty-four employees. This charge is comprised of $274,000 representing severance costs.

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

         The Company recorded approximately $83,000 of restructuring charges in the second quarter of 2000 associated with a workforce reduction of one employee. Included in this amount is approximately $59,000 representing the charge associated with the revaluation of the terminated employee's options, the remaining balance of approximately $24,000 includes notice period salary of approximately $17,000, severance of approximately $4,000 and vacation pay and other employee related costs of approximately $3,000.

4.  DISCONTINUED OPERATIONS

         The results of operations from discontinued operations for the six months ended June 30, 2000 are as follows:

                                                   June 30, 2000
                                                   -------------
Revenues                                            $    321,440
                                                    ------------
Operating expenses (excluding depreciation
  and amortization)                                   29,676,979
Depreciation and amortization                          3,731,504
                                                    ------------
Total operating expenses                              33,408,483
                                                    ------------
Net non-operating expenses                               289,134
                                                    ------------
Loss from discontinued operations                   $(33,376,177)
                                                    ============

         Changes in Net Liabilities of Discontinued Operations from December 31, 2000 to June 30, 2001 is as follows:

                                                      Paid or           Additional
                                 Balance at           Charged          Accruals and
                                December 31,          Against              Other            Balance at
                                   2000              Liability          Adjustments        June 30, 2001
                                   ----              ---------          -----------        -------------
Net Liabilities of
Discontinued Operations         $(5,209,756)        $ 1,500,392         $(2,367,804)        $(6,077,168)


         The Company assesses the reasonableness of its reserve related to probable settlements with certain of its former lessors and the probable legal and consulting costs on a monthly basis. Based upon developments during 2001, the Company determined that it was necessary to accrue an additional $1,661,471 in connection with estimated settlements and an additional $706,333 for legal and consulting costs related to the settlements. The Company may accrue additional costs related to the lessor settlements if the facts and circumstances warrant such an adjustment.


5.  FINANCING ACTIVITIES

         On April 11, 2001 and June 1, 2001 the Company borrowed $2,500,000 and $1,500,000, respectively, from certain stockholders in the form of promissory notes. The promissory notes bear interest at the rate of 10% per annum, mature on July 10, 2001 and August 30, 2001, respectively, and are secured by substantially all the assets of the Company. The Company incurred approximately $69,000 of interest on the promissory notes. The interest was paid in full on June 29, 2001.

         On June 29, 2001 the Company and the stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of the Series E Preferred at a price of $15.00 per share. The purchase of shares is to occur at approximately one-month intervals from June 2001 through February 2002. Each monthly purchase is subject to certain conditions including but not limited to conditions relating to operations, liabilities and litigation, which, if not met, would release the stockholders from their obligation to purchase the shares subject to that and future closings. The first such closing occurred on June 29, 2001 at which time the stockholders purchased 403,332 shares of the Series E Preferred for an aggregate purchase price of $6,050,000. In payment for the shares, the stockholders cancelled the two outstanding promissory notes in the amount of $4,000,000 due from the Company and paid the balance in cash. The net proceeds to OptiMark were approximately $5,781,000.

         The Series E Preferred is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company, equal to twice its purchase price plus 80% of proceeds above that amount up to $300 million and 56% of proceeds above $300 million. The Series E Preferred will vote together with the Company's common stock and have 32 votes per share. Calculated based on shares outstanding as of June 30, 2001, the Series E Preferred represent 15.9% of the votes of the outstanding common stock (and shares entitled to vote with the common stock) and, if fully subscribed, in the aggregate, could represent up to 31.9% of the votes of the outstanding common stock (and shares entitled to vote with the common stock). Holders of the Series E Preferred will be entitled to preemptive and registration rights. The stockholders, who are affiliated with each other, collectively represent the largest voting interest in the Company.

6.       SUSPENSION OF JOS TRADING SYSTEM

         On May 23, 2001, OptiMark amended its agreement with Japan OptiMark Systems, Inc. ("JOS") in connection with a proposed restructuring of JOS. Among other terms of the amendment, (a) OptiMark approved the suspension of JOS' trading system operating on the Osaka Securities Exchange in Japan and (b) JOS agreed to pay to OptiMark maintenance and support amounts for services provided through August 31, 2001 in the aggregate amount of approximately $400,000, representing services in July and August 2001. After August 31, 2001, OptiMark will no longer provide services to JOS. (see Part II - Other Information, Item 5 for further discussion).

7.        SUBSEQUENT EVENTS

      On July 3, 2001 the Company purchased from a stockholder 3,242,644 common shares and 2,296,385 Series A Convertible Preferred Shares for an aggregate price of $1.00. The shares are being held as treasury stock. The new Series E Preferred represent 18.8% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on the preferred and common shares outstanding as of August 1, 2001. In the aggregate, the Series E Preferred could represent up to 36.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on the preferred and common shares outstanding as of August 1, 2001.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued Operations

         On September 19, 2000, the Company announced its intention to discontinue its US Equities Business. The Company has discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the unaudited condensed consolidated financial statements and prior periods have been reclassified to conform to this classification. The discussion of results of operations in this section relates only to the Company's continuing operations, its Exchange Solutions Business.

Continuation as a Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception.

         At June 30, 2001, the Company had approximately $1,611,000 of cash and cash equivalents. On June 29, 2001 the Company and certain stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of a new Series E Cumulative Preferred Stock ("Series E Preferred") at a price of $15.00 per share in approximately one-month intervals from June 2001 through February 2002. Each monthly purchase is subject to certain conditions including, but not limited to conditions relating to operations, liabilities and litigation, which, if not met, would release the stockholders from their obligations to purchase the shares subject to that and future closings. The first such closing occurred on June 29, 2001 at which time the stockholders purchased 403,332 shares of the Series E Preferred for an aggregate purchase price of $6,050,000. In payment for the shares, the stockholders cancelled the two outstanding promissory notes in the amount of $4,000,000 due from the Company and paid the balance in cash (see footnote 5 and the discussion of liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 to this filing).

         At the Company's current level of operating expenditures, existing levels of committed development contracts with customers and subject to the continuing financing commitment described above, the Company believes that it will have sufficient cash resources to allow it to continue operations through December 2001.

History of Losses

         Optimark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of June 30, 2001 the Company's accumulated deficit was approximately $345,182,000.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

         Revenue. Total revenue for the three months ended June 30, 2001 was approximately $3,256,000 as compared to approximately $2,879,000 for the three months ended June 30, 2000. Of these amounts, approximately $1,084,000 in 2001 and $2,879,000 in 2000 were derived from services provided to our affiliate, Japan OptiMark Systems, Inc. ("JOS"). The balance in 2001 was derived from services to Nasdaq. The reduction in services to JOS resulted from completion of the development phase and initiation of an enhancement and maintenance phase with a lower level of monthly billing. Payments in connection with billings for enhancement and maintenance will continue through August 31, 2001(see Part II - Other Information, Item 5 for further discussion).

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the three months ended June 30, 2001 totaled approximately $1,751,000 as compared to approximately $1,846,000 for the three months ended June 30, 2000. The decrease of $95,000 is primarily due to the decrease in resources utilized in the JOS project. The decrease consisted principally of personnel related expenses.

         Operating Expense. Operating expenses for the three months ended June 30, 2001 totaled approximately $5,901,000 as compared to approximately $6,128,000 for the three months ended June 30, 2000. The following is a discussion of the decrease as it relates to each of the components:

         Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2001 totaled approximately $378,000 as compared to approximately $415,000 for the three months ended June 30, 2000. The decrease of $37,000 was attributable to a decrease in personnel related expenses due to headcount reductions within the marketing department.

         Research and Development. Research and development expense totaled approximately $1,801,000 for the three months ended June 30, 2001 compared to approximately $763,000 for the three months ended June 30, 2000. The increase of $1,038,000 is primarily due to expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications. The increase consists primarily of personnel related expenses.

         General and Administrative Expense. General and administrative expense totaled approximately $2,361,000 for the three months ended

June 30, 2001 as compared to approximately $2,971,000 for the three months ended June 30, 2000. The decrease of $610,000 is primarily due to lower personnel related expenses, professional fees and travel and entertainment expense. In addition to general and administrative expenses, OptiMark also includes the total cost of its employee bonus program in this cost classification. The cost of this program was approximately $425,000 for the three months ended June 30, 2001 and approximately $800,000 for the three months ended June 30, 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $1,087,000 for the three months ended June 30, 2001 as compared to approximately $1,887,000 for the three months ended June 30, 2000. The decrease of $800,000 is primarily due to the absence in 2001 of amortization from certain non-securities rights, which were written off in the fourth quarter of 2000 as well as lower depreciation resulting from certain property and equipment, written off in the second half of 2000.

         Restructuring Expense. OptiMark recorded a restructuring charge of approximately $274,000 for the three months ended June 30, 2001 related to a workforce reduction of thirty-four employees. This charge is comprised of approximately $274,000 representing severance costs. During July 2001, OptiMark identified an additional five employees to be terminated who were not part of the planned reduction in force. OptiMark recorded a restructuring charge of approximately $83,000 for the three months ended June 30, 2000 related to a workforce reduction of one employee. Included in this amount is approximately $59,000 representing the charge associated with the revaluation of the terminated employee's options, the remaining balance of approximately $24,000 includes notice period salary of approximately $17,000, severance of approximately $4,000 and vacation pay and other employee related costs of approximately $3,000.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, and interest expense on capital leases and promissory notes. Other expense, net, was approximately $34,000 for the three months ended June 30, 2001 as compared to other income, net of approximately $359,000 for the three months ended June 30, 2000. The decrease of $393,000 is due to (a) a reduction in interest bearing deposits over the course of the prior twelve months, (b) payments on capital leases over the same period of time, which reduces the interest portion of current payments and (c) interest incurred on the stockholder notes.

         Loss on Disposal of Discontinued Operations. During the three months ended June 30, 2001, the Company determined that it was necessary to accrue $1,686,521 in connection with the reserve established for probable settlements with certain of its former lessors and certain legal and consulting costs.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         Revenue. Total revenue for the six months ended June 30, 2001 was approximately $6,674,000 as compared to approximately $5,784,000 for the six months ended June 30, 2000. Of these amounts, approximately $2,401,000 in 2001 and $5,784,000 in 2000 were derived from services provided to our affiliate, Japan OptiMark Systems ("JOS"). The balance in 2001 was derived from services to Nasdaq. The reduction in services to JOS resulted from completion of the development phase and initiation of an enhancement and maintenance phase with a lower level of monthly billing. Payments in connection with billings for enhancement and maintenance will continue through August 31, 2001(see Part II - Other Information, Item 5 for further discussion).

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the six months ended June 30, 2001 totaled approximately $4,001,000 as compared to approximately $3,575,000 for the six months ended June 30, 2000. The increase of $426,000 is primarily due to the increase in resources utilized in the new Nasdaq project. The increase consisted of increases in personnel related expenses, warranty expense, communication expense and rent expense allocated to the new Nasdaq project offset by a decrease in equipment lease expense due to the termination of the majority of the Company's operating leases.

         Operating Expense. Operating expenses for the six months ended June 30, 2001 totaled approximately $12,040,000 as compared to approximately $13,837,000 for the six months ended June 30, 2000. The following is a discussion of the decrease as it relates to each of the components:

         Sales and Marketing. Sales and marketing expense for the six months ended June 30, 2001 totaled approximately $824,000 as compared to approximately $630,000 for the six months ended June 30, 2000. The increase of $194,000 was attributable to costs associated with marketing the Company's new product offerings. The increase consists primarily of personnel related and public relations expenses.

         Research and Development. Research and development expense totaled approximately $3,345,000 for the six months ended June 30, 2001 compared to approximately $1,253,000 for the six months ended June 30, 2000. The increase of $2,092,000 is primarily due to expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications. The increase consists primarily of personnel related expenses.

         General and Administrative Expense. General and administrative expense totaled approximately $5,476,000 for the six months ended June 30, 2001 as compared to approximately $6,046,000 for the six months ended June 30, 2000. The decrease of $570,000 is primarily due to lower personnel related expenses, professional fees and travel and entertainment expense offset by an increase in corporate insurance expense. In addition to general and administrative expenses, OptiMark also includes the total cost of its employee bonus program in this cost classification. The cost of this program was approximately $1,430,000 for the six months ended June 30, 2001 and approximately $1,778,000 for the six months ended June 30, 2000.

          Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $2,120,000 for the six months ended June 30, 2001 as compared to approximately $3,786,000 for the six months ended June 30, 2000. The decrease of $1,666,000 is primarily due to the absence in 2001 of amortization from certain non-securities rights, which were written off in the fourth quarter of 2000 as well as lower depreciation resulting from certain property and equipment, written off in the second half of 2000.

Restructuring Expense. OptiMark recorded a restructuring charge of approximately $274,000 for the six months ended June 30, 2001 related to a workforce reduction of thirty-four employees. This charge is comprised of approximately $274,000 representing severance costs. During July 2001, OptiMark identified an additional five employees to be terminated who were not part of the planned reduction in force. OptiMark recorded a restructuring charge of approximately $2,107,000 for the six months ended June 30, 2000 related to a workforce reduction of eight employees. Included in this charge is approximately $1,894,000 representing the charge associated with the revaluation of options that had been granted to these employees. The remaining balance of approximately $213,000 includes notice period salaries of approximately $138,000, severance of approximately $45,000 and vacation pay earned during the notice period and other employee related costs of approximately $30,000.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, and interest expense on capital leases and promissory notes. Other expense, net, was approximately $77,000 for the six months ended June 30, 2001 as compared to other income, net of approximately $996,000 for the six months ended June 30, 2000. The decrease of $1,073,000 is due to (a) a reduction in interest bearing deposits over the course of the prior twelve months, (b) payments on capital leases over the same period of time, which reduces the interest portion of current payments and (c) interest incurred on the stockholder notes.

         Loss on Disposal of Discontinued Operations. During the six months ended June 30, 2001, the Company determined that it was necessary to accrue $2,367,804 in connection with the reserve established for probable settlements with certain of its former lessors and certain legal and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, OptiMark's principal sources of liquidity consisted of approximately $1,611,000 of cash and cash equivalents as compared to approximately $2,920,000 of cash and cash equivalents as of December 31, 2000.

         Net cash used in operating activities was approximately $4,667,000 and $6,134,000 for the six months ended June 30, 2001 and 2000, respectively. The change in net operating cash flows were attributable to net losses in both periods, partially reduced by non-cash charges including depreciation and amortization, values assigned to options in connection with restructurings and values assigned to warrants issued as compensation. The fluctuation between periods was also affected by net changes in working capital.

         Net cash used in investing activities was approximately $783,000 and $822,000 for the six months ended June 30, 2001 and 2000, respectively. The uses of cash in 2001 for investing activities primarily consisted of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which Optimark had previously leased equipment. The mainframe computer is to be used in the Company's continuing business. Other uses for investing activities in each period consisted of purchases of software licenses reduced in each period by proceeds from the disposal of equipment.

         Net cash provided from financing activities for the six months ended June 30, 2001 was approximately $5,642,000 and net cash used in financing activities for the six months ended June 30, 2000 was approximately $680,000. In 2001, cash was provided from the sale of Series E Preferred Stock and shareholder loans reduced by principal payments on capital leases. On June 29, 2001, the obligation to repay the shareholder loans was cancelled in exchange for shares of the Series E Preferred Stock. The principal use of cash for financing activities in 2000 was for principal payments on capital leases, which were reduced by proceeds from the exercise of common stock options.

         The results indicated for continuing operations in the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 are not necessarily indicative of the spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the new business model. In particular, our current operating expenses may increase as additional employees are hired and as a result of normal compensation increases.

         On April 11, 2001 and June 1, 2001 the Company borrowed $2,500,000 and $1,500,000 respectively, from certain stockholders in the form of promissory notes. The promissory notes bear interest at the rate of 10% per annum, mature on July 10, 2001 and August 30, 2001 and are secured by substantially all the assets of the Company. The Company incurred approximately $69,000 of interest on the promissory notes. The interest was paid in full on June 29, 2001.

         On June 29, 2001 the Company and the stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of a new Series E Cumulative Preferred Stock ("Series E Preferred") at a price of $15.00 per share. The purchase of shares is to occur at approximately one-month intervals from June 2001 through February 2002. Each monthly purchase is subject to certain conditions including, but not limited to conditions relating to operations, liabilities and litigation, which, if not met, would release the stockholders from their obligation to purchase the shares subject to that closing. The first such closing occurred on June 29, 2001 at which time the stockholders purchased 403,332 shares of the Series E Preferred for an aggregate purchase price of $6,050,000. In payment for the shares, the stockholders cancelled the two outstanding promissory notes in the amount of $4,000,000 due from the Company and paid the balance in cash. The proceeds to OptiMark were approximately $5,781,000 net.

         The Series E Preferred is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company, equal to twice its purchase price plus 80% of proceeds above that amount up to $300 million and 56% of proceeds above $300 million. The preferred stock will vote together with the Company's common stock and have 32 votes per share. The new Series E Preferred represent up to 15.9% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on shares outstanding as of June 30, 2001. In the aggregate, the new Series E Preferred could represent up to 31.9% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on shares outstanding as of June 30, 2001. Holders of the Series E Preferred will be entitled to preemptive and registration rights. The stockholders, who are affiliated with each other, collectively represent the largest voting interest in the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's only exposure to market risk is related to interest rates and foreign currency exchange rates. We do not consider these risks to be material as of June 30, 2001.

         Interest Rate Risk. As of June 30, 2001 OptiMark had cash and cash equivalents of approximately $1,611,000 that consisted of cash and highly liquid overnight investments. These investments may be subject to interest rate risk and would decrease in value if interest rates increased in the marketplace. A hypothetical increase or decrease of ten percent in market interest rates at June 30, 2001 would have caused the fair value of these overnight investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce the Company's interest income.

         Foreign Currency Exchange Rate Risk. All of OptiMark's revenues recognized to date have been denominated in U.S. dollars. Although revenues from international customers to date have been U.S. dollar denominated, we cannot be certain that future international customers or future business ventures will result exclusively in U.S. dollar denominated revenues, royalties or dividends. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. The Company has a sales office in Canada where the functional currency is the Canadian dollar. A hypothetical increase or decrease of 10 percent in the Canadian dollar compared to the U.S. dollar at June 30, 2001 would have caused the U.S. dollar equivalent of Optimark's Canadian operations to change by an immaterial amount.

         Equity Price Risk. As of June 30, 2001, the Company is not subject to equity price risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         OptiMark Holdings, Inc. and certain of its subsidiaries are subject to the legal proceedings described in the Company's amended Annual Report on Form 10-K for the year ended December 31, 2000, dated April 17, 2001.

         In the Matter of the Arbitration between International Exchange Networks, Ltd. (IXnet) against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities, Inc. On May 14, 2001, the Supreme Court of the State of New York, New York County issued an Opinion and Order compelling OptiMark Technologies, Inc. n/k/a OptiMark US Equities, Inc., OptiMark, Inc., and OptiMark Holdings Inc. to participate in the arbitration brought by IXnet. The Court denied a portion of IXnet's cross motion which sought costs and sanctions as well as its cross motion which would have required all of the named OptiMark entities to post an approximately $18 million bond. On May 15, 2001, on behalf of OptiMark, Inc. and OptiMark Holdings, Inc. a motion was filed with the Appellate Division, First Department for a stay of the order compelling arbitration pending appeal and an interim stay pending a determination on whether a stay pending appeal should be granted. At a conference before the Appellate Division, IXnet agreed to adjourn any scheduled arbitration proceedings as to Inc. and Holdings to allow the Court to rule on the motion for a stay pending appeal. While this effectively mooted the request for an interim stay, on June 7, 2001, the Appellate Division, First Department denied OptiMark Inc.'s and OptiMark Holding's motion for a stay of the order compelling arbitration pending appeal, thereby requiring them to proceed with the arbitration while the appeal of the Supreme Court's decision is pending before the Appellate Division. The appeal was perfected on July 9, 2001 and will be heard in September 2001. The Company intends vigorously to defend this action.

         Transamerica Business Credit Corporation, Wells Fargo Equipment Finance, Inc., Diamond Lease (U.S.A.), Inc. and Linc Capital, Inc. v. OptiMark US Equities, Inc. f/k/a OptiMark Technologies, Inc. OptiMark, Inc. and OptiMark Holdings, Inc. - Superior Court of New Jersey - Hudson County. In response to a motion filed on behalf of the defendants to dismiss that portion of plaintiffs' complaint for replevin and punitive damages, plaintiffs amended their complaint to remedy certain pleading defects and they withdrew any demand for punitive damages, without prejudice. This mooted the defendants' motion. On June 8, 2001, all of the named defendants answered the amended complaint. The Company intends vigorously to defend this action.

         Comdisco, Inc. v. OptiMark Technologies, Inc. and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Optimark Technologies' obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Optimark Technologies. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. The due date for OptiMark Technologies (now known as OptiMark US Equities, Inc.) to respond to the cross claim has been deferred indefinitely until uncertainty caused by a recent Comdisco bankruptcy filing is worked out. The Company intends vigorously to defend this action.

         Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 25, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, plaintiff makes claims for breach of contract, tortious interference, fraudulent conveyance in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. The Defendants have until August 31, 2001 to respond to the complaint. The Company intends vigorously to defend this action.

         In the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Amendment No. 2, as filed with the Securities and Exchange Commission, we stated that Trans-Lux Corp. demanded that OptiMark US Equities, Inc. pay $685,694.94 allegedly due under certain equipment leases and threatened to commence legal proceedings against it unless such payment is made promptly. On June 25, 2001, OptiMark US Equities, Inc. settled the dispute with Trans-Lux Corp.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 29, 2001, the Company sold 403,332 shares of Series E Preferred at $15 per share. The aggregate amount received from this sale was $6,050,000, which was paid as a combination of cash ($1,980,935.59) and cancellation of indebtedness ($4,069,064.41, or principal of $4,000,000 plus accrued interest thereon). The shares were sold to SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP, each of whom is an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended. The issuance of the Series E Preferred constitutes a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         The Series E Preferred is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company, equal to twice its purchase price plus 80% of proceeds above that amount up to $300 million and 56% of proceeds above $300 million. The Series E Preferred will vote together with the Company's common stock and have 32 votes per share. In the aggregate, the Series E Preferred could represent up to 36.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on shares outstanding as of August 1, 2001. Holders of the Series E Preferred will be entitled to preemptive and registration rights. The stockholders, who are affiliated with each other, collectively represent the largest voting interest in the Company.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the stockholders of the Company was held on May 21, 2001. The stockholders voted on two matters.

         First, the stockholders voted to elect the following persons to serve as directors for a term expiring at the annual meeting of stockholders in 2002 or until their respective successors are elected: Peter L. Bloom, Ronald D. Fisher, William A. Lupien, Phillip J. Riese, and Robert J. Warshaw. Of 41,405,805 possible votes, Mr. Bloom received 41,230,738 votes, Mr. Fisher received 41,230,738 votes, Mr. Lupien received 41,027,120 votes, Mr. Riese received 41,068,588 votes, and Mr. Warshaw received 41,231,588 votes. Mr. Bloom resigned from the board of directors of the Company on July 16, 2001.

         Second, the stockholders voted to ratify the Board of Directors' appointment of the firm Deloitte & Touche LLP to continue as the independent auditors for the Company for the fiscal year ending December 31, 2001. The stockholders voted 41,398,805 shares in favor of such ratification and 7,000 shares against such ratification.

ITEM 5.  OTHER INFORMATION

         On May 23, 2001, we amended our agreement with JOS in connection with its proposed restructuring. Pursuant to the amendment, (a) OptiMark approved the suspension of JOS' trading system operating on the Osaka Securities Exchange in Japan; (b) OptiMark approved Nihon Keizai Shimbun, Inc.'s ("Nikkei") purchase of shares of JOS from certain holders of JOS stock; (c) JOS agreed to pay to OptiMark maintenance and support amounts through August 31, 2001; and (d) Nikkei, JOS, and OptiMark agreed to work together to discuss and explore future business opportunities between them. The Osaka Securities Exchange suspended the operation of JOS' trading system, effective June 25, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         3(i)     Amended and Restated Certificate of Incorporation

         4.1 Series E Stock Purchase Agreement, dated as of June 29, 2001, by and among OptiMark Holdings, Inc. and entities set forth in the Schedule of Purchasers thereto

         4.2 Registration Rights Agreement, dated as of June 29, 2001, by and among OptiMark Holdings, Inc. and holders of Series E Cumulative Preferred Stock

         9.1 Letters dated May 23, 2001 amending OptiMark Inc.'s agreement with JOS

B.       Report on Form 8-K

         The Company filed a Report on Form 8-K on July 12, 2001. The Report related to a press release issued by the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned hereunto duly authorized.


                                           OPTIMARK HOLDINGS, INC.

August 14, 2001
                                           By: /s/  Robert J. Warshaw
                                               Name:  Robert J. Warshaw
                                               Title: Chief Executive Officer
                                               and Principal Financial Officer