Form 10-Q
period 2001-09-30
OPTIMARK HOLDINGS INC
filed 2001-11-14
CIK 1062023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

000-30527
(Commission file number)

OPTIMARK HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization) 10 Exchange Place, 24th Floor, Jersey City, NJ (Address of Principal Executive Offices)	22-3730995 (I.R.S. Employer Identification No.) 07302 (Zip Code)

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

               At November 1, 2001, the number of shares outstanding of the registrant’s common stock was 33,369,913.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000

Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2001 and September 30, 2000 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and September 30, 2000 (Unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

FORWARD LOOKING STATEMENTS

              This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which such words as "expect", "anticipate", "contemplate", "intend", "plan, "believe", "estimate", "consider" or similar expressions are used.

              Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K (Amendment No. 2) for the year ended December 31, 2000 as filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in or indicated by these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 2001
                                                                     (Unaudited)     December 31, 2000

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................     $   1,883,065      $   2,919,548
  Receivable from affiliate ...................................           158,087          1,616,413
  Accounts receivable .........................................            73,002            750,000
  Other current assets ........................................           472,151          1,050,294
                                                                    -------------      -------------
          Total current assets ................................         2,586,305          6,336,255

PROPERTY AND EQUIPMENT - NET ..................................         3,397,488          5,845,760

SOFTWARE LICENSES - NET .......................................            94,927            120,748
OTHER ASSETS ..................................................         1,337,064          1,538,735
                                                                    -------------      -------------

TOTAL ASSETS ..................................................     $   7,415,784      $  13,841,498
                                                                    =============      =============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ..................     $     740,548      $   2,225,434
    Accrued compensation ......................................         1,166,701            784,466
    Capital leases payable ....................................              --              249,437
    Net liabilities of discontinued operations (Note 4) .......         5,151,528          5,209,756
    Other current liabilities .................................           565,159            809,717
                                                                    -------------      -------------
          Total current liabilities ...........................         7,623,936          9,278,810
                                                                    -------------      -------------

COMMITMENTS AND CONTINGENCIES

Mandatorily redeemable stock
  Series E preferred stock, convertible, $0.01 par value;
    1,000,000 shares authorized; 657,198 issued and outstanding
    at September 30, 2001 .....................................         9,588,860               --
                                                                    -------------      -------------

STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, authorized and unissued 8,877,932
    at September 30, 2001 and 17,277,932 at December 31, 2000
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 shares authorized; issued
    3,222,068 shares at September 30, 2001 and December
    31, 2000, respectively, of which 2,296,385 and no
    shares are held as treasury stock at September 30,
    2001 and December 31, 2000, respectively                               32,221             32,221
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized, issued and outstanding
    at September 30, 2001 and December 31, 2000 ...............           110,000            110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at September 30, 2001 and December 31, 2000 ...............            82,500             82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at Septemebr 30, 2001 and December 31, 2000 ...............             2,500              2,500
  Series F preferred stock, $0.01 par value; 7,400,000 shares authorized and unissued at September 30, 2001
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; issued 36,612,557 shares at September 30,
    2001 and December 31, 2000, respectively, of which
    3,242,644 and no shares are held as treasury stock
    at September 30, 2001 and December 31, 2000, respectively             366,126            366,126
  Warrants, common stock ......................................        35,686,523         35,686,523
  Additional paid-in capital ..................................       301,662,302        301,662,303
  Accumulated deficit .........................................      (347,815,791)      (333,370,391)
  Accumulated other comprehensive gain (loss) .................            76,608             (9,094)
  Treasury stock, at cost......................................                (1)              --
                                                                    -------------      -------------
          TOTAL STOCKHOLDERS' (DEFICIT) EQUITY ................        (9,797,012)         4,562,688
                                                                    -------------      -------------

TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK  AND
    STOCKHOLDERS' (DEFICIT) EQUITY                                  $   7,415,784      $  13,841,498
                                                                    =============      =============

See notes to unaudited condensed consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                     2001              2000               2001              2000
                                                  Unaudited         Unaudited          Unaudited         Unaudited

REVENUE:
  Revenue ...................................    $  2,147,321      $       --        $  6,420,161      $       --
  Revenue from affiliate ....................         416,361         3,836,244         2,817,841         9,620,266
                                                 ------------      ------------      ------------      ------------

          Total revenue .....................       2,563,682         3,836,244         9,238,002         9,620,266

  Cost of sales .............................       1,348,372         2,061,325         5,349,844         5,636,603
                                                 ------------      ------------      ------------      ------------
  Gross margin ..............................       1,215,310         1,774,919         3,888,158         3,983,663
                                                 ------------      ------------      ------------      ------------

EXPENSES:

  Sales and marketing .......................         308,427           582,493         1,132,827         1,212,341
  Research and development ..................       1,254,152           802,262         4,599,508         2,055,651
  General and administrative ................       1,844,463           910,474         7,320,585         6,956,059
  Depreciation and amortization .............       1,000,500           519,651         3,120,766         1,570,575
  Restructuring expense .....................          29,541            59,865           303,788         2,167,284
  Warrant compensation expense ..............            --                --                --              14,542
                                                 ------------      ------------      ------------      ------------
          Total operating expenses ..........       4,437,083         2,874,745        16,477,474        13,976,452
                                                 ------------      ------------      ------------      ------------

OTHER (INCOME) EXPENSE:
  Interest income ...........................          (9,119)         (190,251)          (33,627)       (1,411,687)
  Interest expense ..........................          15,382            56,516           116,582           282,012
  Gain on recovery of investment ............        (530,000)             --            (530,000)             --
                                                 ------------      ------------      ------------      ------------
          Total other income ................        (523,737)         (133,735)         (447,045)       (1,129,675)
                                                 ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS .............      (2,698,036)         (966,091)      (12,142,271)       (8,863,114)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations .........            --         (15,093,849)             --         (51,205,297)
  Gain (loss) on disposal of discontinued
     operations                                        64,675       (12,464,662)       (2,303,129)      (12,464,662)
                                                 ------------      ------------      ------------      ------------
  Gain (loss) from discontinued operations ..          64,675       (27,558,511)       (2,303,129)      (63,669,959)
                                                 ------------      ------------      ------------      ------------

NET LOSS ....................................      (2,633,361)      (28,524,602)      (14,445,400)      (72,533,073)

OTHER COMPREHENSIVE INCOME :
  Foreign currency translation adjustments ..          67,677            33,581            85,702            25,505
                                                 ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS ..........................    $ (2,565,684)     $(28,491,021)     $(14,359,698)     $(72,507,568)
                                                 ============      ============      ============      ============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations .....................    $      (0.08)     $      (0.03)     $      (0.34)     $      (0.24)
  Discontinued operations ...................            0.01             (0.75)            (0.06)            (1.74)
                                                 ------------      ------------      ------------      ------------
  Basic and diluted loss per share ..........    $      (0.07)     $      (0.78)     $      (0.40)     $      (1.98)
                                                 ============      ============      ============      ============

  Weighted average number of common
     shares outstanding - basic and diluted .      33,475,651        36,612,057        35,555,431        36,601,070

See notes to unaudited condensed consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended September 30
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ------------------------------
                                                                       (Unaudited)       (Unaudited)
                                                                      ------------      ------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
    Net loss ....................................................     $(14,445,400)     $(72,533,073)
    Deduct loss from discontinued operations ....................       (2,303,129)      (63,669,959)
                                                                      ------------      ------------
    Loss from continuing operations .............................      (12,142,271)       (8,863,114)
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
       Value assigned to warrants issued as compensation ........             --              14,542
       Value assigned to options in connection with restructuring             --           1,890,315
       Depreciation and amortization ............................        3,120,766         1,570,575
       Loss on disposal of assets ...............................          129,104            22,028
    Changes in operating assets and liabilities:
       Receivables ..............................................        2,135,324        (2,406,342)
       Other assets .............................................          779,814           935,636
       Accounts payable and accrued liabilities .................       (1,016,965)         (670,008)
       Accrued restructuring ....................................             --          (1,307,310)
       Other liabilities ........................................         (244,558)          (67,946)
                                                                      ------------      ------------
    Net cash used in continuing operating activities ............       (7,238,786)       (8,881,624)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment .........................         (494,392)         (621,667)
    Purchase of software licenses ...............................         (293,331)         (293,331)
    Proceeds from disposal of assets ............................           11,960           216,146
                                                                      ------------      ------------
       Net cash used in investing activities ....................         (775,763)         (698,852)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of preferred stock ...............        5,588,860              --
    Proceeds from stockholders' notes ...........................        4,000,000              --
    Payments on capital leases ..................................         (249,437)         (228,439)
    Proceeds from exercise of options for common stock ..........             --             205,611
                                                                      ------------      ------------
       Net cash provided by (used in) financing activities ......        9,339,423           (22,828)
                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............        1,324,874        (9,603,304)

NET CASH USED IN DISCONTINUED OPERATIONS ........................       (2,361,357)      (48,745,203)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD ..............        2,919,548        62,637,410

                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ....................     $  1,883,065      $  4,288,903
                                                                      ============      ============

Supplemental disclosure of cash flow information:
    Cash payments for interest - continuing operations ..........     $    116,582      $    405,589
    Cash payments for interest - discontinued operations ........             --             316,879

Non-cash financing activities:
    Conversion of stockholders' notes to Series E preferred stock     $  4,000,000      $       --

See notes to unaudited condensed consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

              Until September 19, 2000, the Company had operated in two segments, the Exchange Solutions Business (formerly referred to as the Electronic Markets Business) and the US Equities Business, under two separate wholly owned subsidiaries, OptiMark, Inc., and UEI, respectively. Effective September 19, 2000, the US Equities Business was discontinued.

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

              CONCENTRATION OF RISK

              The Company had one active customer as of September 30, 2001, The Nasdaq Stock Market, Inc. (“Nasdaq”). Under the Company’s current contract with Nasdaq, it will continue to earn development fees of approximately $700,000 per month through December 31, 2001.

              CONTINUATION AS A GOING CONCERN

              The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception.

              At September 30, 2001, the Company had approximately $ 1,883,000 of cash and cash equivalents. On June 29, 2001 the Company and certain stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of a new Series E Cumulative Preferred Stock ("Series E Preferred") at a price of $15.00 per share in approximately one-month intervals from June 2001 through February 2002. Each monthly purchase is subject to certain conditions, which, if not met, would release the stockholders from their obligation to purchase the shares subject to that and future closings. The first such closing occurred on June 29, 2001 at which time the stockholders purchased an aggregate of 403,332 shares of the Series E Preferred. In payment for the shares, the stockholders cancelled the two outstanding promissory notes due from the Company and paid the balance in cash. In monthly closings during the three months ended September 30, 2001, investors purchased 253,866 additional shares of Series E Preferred for an aggregate amount of $3,808,000 (see note 5 and the discussion of liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this filing).

              At the current level of operating expenditures, the existing level of the committed development contract with our customer and the financing commitment described above, the Company’s management believes that it will have sufficient cash flows to allow it to continue operations through March 2002. The Company may, however, be able to conclude settlement discussions with certain of its former lessors during 2001 and, under these circumstances, the Company’s management believes it will have sufficient cash flows to allow it to continue operations through February 2002.

2.           PRESENTATION

Presentation - The accompanying unaudited, condensed, consolidated financial statements include the accounts of the Company. In the opinion of management, all adjustments have been made which are of a normal recurring nature, so as to fairly state the results for the interim periods. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”)rules and regulations. The nature of the Company’s business is such that the results of an interim period are not necessarily indicative of the results for a full year. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited financial statements as of December 31, 2000 included in the Company’s Annual Report on Form 10-K, Amendment No. 2, as filed with the Securities and Exchange Commission.

Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results may differ from those estimates.

3.           ACCRUED RESTRUCTURING

              The Company recorded approximately $30,000 of restructuring charges in the third quarter of 2001 representing severance costs associated with a workforce reduction of five employees. This amount was paid during the third quarter.

              The Company recorded approximately $274,000 of restructuring charges in the second quarter of 2001 representing severance costs associated with a workforce reduction of thirty-four employees.

              The Company recorded approximately $2,024,000 of restructuring charges in the first quarter of 2000, $83,000 in the second quarter and $60,000 in the third quarter associated with workforce reductions. Included in the first quarter charge was approximately $1,835,000 representing the revaluation of options that had been granted to employees terminated in that quarter.

4.           DISCONTINUED OPERATIONS

              The results of operations from discontinued operations for the nine months ended September 30, 2000 are as follows:

Revenues	$ 321,258
Operating expenses (excluding depreciation and amortization)	41,409,888
Depreciation and amortization	9,711,431
Total operating expenses	51,121,319
Net non-operating expenses	405,236
Loss from discontinued operations	$ (51,205,297)

              Changes in Net Liabilities of Discontinued Operations from December 31, 2000 to September 30, 2001 is as follows:

	Balance at December 31, 2000	Paid or Charged Against Liability	Additional Accruals and Other Adjustments	Balance at September 30, 2001
Net Liabilities of Discontinued Operations	$(5,209,756)	$ 2,361,357	$(2,303,129)	$(5,151,528)

5.           FINANCING ACTIVITIES

              On April 11, 2001 and June 1, 2001 the Company borrowed $2,500,000 and $1,500,000 respectively, from certain stockholders in the form of promissory notes.

              On June 29, 2001 the Company and the stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of the Series E Preferred at a price of $15.00 per share. The purchase of shares is to occur at approximately one-month intervals from June 2001 through

February 2002. Each monthly purchase is subject to certain conditions relating to operations, liabilities and litigation which, if not met, would release the stockholders from their obligation to purchase the shares subject to that and future closings. The first such closing occurred on June 29, 2001 at which time the stockholders purchased an aggregate of 403,332 shares of the Series E Preferred. In payment for the shares, the stockholders cancelled the two outstanding promissory notes due from the Company and paid the balance in cash. The proceeds to OptiMark were approximately $5,781,000 net of legal fees of approximately $269,000.

              On August 16, 2001 the Company amended the Preferred Stock Purchase Agreement to permit an additional investor to purchase shares of the Series E Preferred. The shares to be purchased by the additional investor come from those originally allocated to the initial purchasers of the Series E Preferred. In monthly closings during the three months ended September 30, 2001, investors purchased 253,866 additional shares of the Series E Preferred for an aggregate amount $3,808,000 (see the discussion of liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this filing).

              The Series E Preferred is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company, equal to twice its purchase price plus 80% of proceeds above that amount up to $300 million and 56% of proceeds above $300 million. The Series E Preferred will vote together with the Company's common stock and have 32 votes per share. Calculated based on shares outstanding as of September 30, 2001, the Series E Preferred represent 27.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock) and, in the aggregate, if fully subscribed to, could represent up to 36.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock). Holders of the Series E Preferred are entitled to preemptive and registration rights.

              The Company has adopted a new stock option plan under which employees will receive options to acquire the Company’s Series F Preferred Stock. The Series F Preferred Stock is entitled to certain preferences over existing classes of the Company’s stock in the event of liquidation, sale of assets or merger involving the Company, equal to 20% of proceeds greater than $30 million up to and including $300 million and 14% of proceeds in excess of $300 million. Holders of Series F Preferred Stock will be entitled to one vote per share.

6.           SUSPENSION OF JOS TRADING SYSTEM

              On May 23, 2001, OptiMark amended its agreement with Japan OptiMark Systems, Inc. ("JOS") in connection with a proposed restructuring of JOS. Among other terms of the amendment, (a) OptiMark approved the suspension of JOS' trading system operating on the Osaka Securities Exchange in Japan and (b) JOS agreed to pay to OptiMark maintenance and support amounts through August 31, 2001.

7.           COMMITMENTS AND CONTINGENCIES

               OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2000, dated April 17, 2001.

              Transamerica Business Credit Corporation, Wells Fargo Equipment Finance, Inc., Diamond Lease (U.S.A.), Inc. and Linc Capital, Inc. (“Plaintiffs”) v. OptiMark US Equities, Inc. f/k/a OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (“Defendants”) - Superior Court of New Jersey — Hudson County. On or about October 1, 2001, Plaintiffs filed a motion for partial summary judgment. The motion essentially seeks judgment against all of the Defendants for return of equipment allegedly leased from the Plaintiffs and judgment against OptiMark US Equities, Inc. for damages in excess of $5.9 million. The Company’s opposition to the motion was filed on November 8, 2001 and a hearing on the motion is scheduled for November 16, 2001. The Company intends to oppose this motion and defend the action vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company’s financial condition and results of operations.

              In the Matter of the Arbitration between International Exchange Networks, Ltd. (“IXnet”) against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities, Inc. On June 7, 2001, the Appellate Division, First Department denied OptiMark Inc.’s and OptiMark Holdings, Inc.’s motion for a stay of the Supreme Court’s decision compelling arbitration pending appeal, thereby requiring all of the Defendants to proceed with the arbitration while the appeal of the Supreme Court’s decision is pending before the Appellate Division, First Department. The appeal was perfected on July 9, 2001 and was submitted to the Appellate Division, First Department on October 24, 2001. In the interim, all of the Defendants have been compelled to proceed with the arbitration. The arbitration is scheduled for early February 2002. OptiMark Inc. and OptiMark Holdings, Inc. have participated in the arbitration without waiver of or prejudice to their positions that they are not proper parties to this arbitration and subject to their pending appeal before the Appellate Division, First Department. All of the Defendants intend to defend the arbitration vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company’s financial condition and results of operations.

              Comdisco, Inc. v. OptiMark Technologies, Inc. and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Avnet, Inc. filed a cross claim against Optimark Technologies. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco’s rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. OptiMark Technologies (now known as OptiMark US Equities, Inc.) has responded to the cross-claim by denying its material allegations. The Company intends to defend this action vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company’s financial condition and results of operations.

              Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc.

(Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alledged that OptiMark Technologies, Inc. agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amount due under the equipment lease. Based on these allegations, plaintiff has made claims for breach of contract, tortious interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. The Defendants responded to the Complaint in a timely manner on September 28, 2001. The Company intends to defend this action vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

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

              At September 30, 2001, the Company had approximately $1,883,000 of cash and cash equivalents. On June 29, 2001 the Company and certain stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholder agreed to purchase up to an aggregate of 1,000,000 shares of a new Series E Cumulative Preferred Stock ("Series E Preferred") at a price of $15.00 per share in approximately one-month intervals from June 2001 through February 2002. Each monthly purchase is subject to certain conditions relating to operations, liabilities and litigation which, if not met, would release the stockholders from their obligations to purchase the shares subject to that and future closings. The first such closing occurred on June 29, 2001 at which time the stockholders purchased an aggregate of 403,332 shares of the Series E Preferred. In payment for the shares, the stockholders cancelled the two outstanding promissory notes due from the Company and paid the balance in cash. In monthly closings during the months of

July, August, September and October, investors purchased 337,199 additional shares of the Series E Preferred for an aggregate amount $5,058,000 (see the discussion of liquidity and capital resources in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this filing).

              At the current level of operating expenditures, the existing level of the committed development contract with our customer and the financing commitment described above, the Company’s management believes that it will have sufficient cash flows to allow it to continue operations through March 2002. The Company may, however, be able to conclude settlement discussions with certain of its former lessors during 2001 and, under these circumstances, the Company’s management believes it will have sufficient cash flows to allow it to continue operations through February 2002.

History of Losses

               Optimark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of September 30, 2001 the Company's accumulated deficit was approximately $347,816,000.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

              Revenue. Total revenue for the three months ended September 30, 2001 was approximately $2,564,000 as compared to approximately $3,836,000 for the three months ended September 30, 2000. Of these amounts, approximately $416,000 in 2001 and approximately $3,836,000 in 2000 were derived from services provided to our affiliate, Japan OptiMark Systems, Inc. ("JOS"). The balance in 2001 was derived from services to Nasdaq and the recognition of revenue previously deferred. The reduction in services to JOS resulted from completion of the development phase and initiation of an enhancement and maintenance phase with a lower level of monthly billing. Billings for enhancement and maintenance ceased as of August 31, 2001.

              Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the three months ended September 30, 2001 totaled approximately $1,348,000 as compared to approximately $2,061,000 for the three months ended September 30, 2000. The decrease of $713,000 is primarily due to the decrease in resources utilized in the JOS project. The decrease consisted principally of personnel related expenses.

              Operating Expenses. Operating expenses for the three months ended September 30, 2001 totaled approximately $4,437,000 as compared to approximately $2,875,000 for the three months ended September 30, 2000. The following is a discussion of the increase as it relates to each of the components:

              Sales and Marketing. Sales and marketing expense for the three months ended September 30, 2001 totaled approximately $308,000 as compared to approximately $582,000 for the three months ended September 30, 2000. The decrease of $274,000 was primarily due to a decrease in personnel related expenses, travel and entertainment expense and public relations expenses in connection with the decrease in resources utilized in the JOS project and headcount reductions within the marketing department.

              Research and Development. Research and development expense totaled approximately $1,254,000 for the three months ended September 30, 2001 compared to approximately $802,000 for the three months ended September 30, 2000. The increase of $452,000 is primarily due to expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications. The increase consists primarily of personnel related expenses.

              General and Administrative. General and administrative expense totaled approximately $1,844,000 for the three months ended September 30, 2001 as compared to approximately $910,000 for the three months ended September 30, 2000. The increase of $934,000 is primarily due to an increase in the cost of OptiMark's bonus program and loss realized on the disposal of assets in connection with the closing of an office during the quarter, offset by a decrease in professional fees. The cost of the bonus program was approximately $411,000 for the three months ended September 30, 2001 and approximately $(282,000) for the three months ended September 30, 2000, as a result of adjusting accrued bonuses downward during the three months ended September 30, 2000 to reflect the cost of a revised bonus plan.

              Depreciation and Amortization. Depreciation and amortization expense totaled approximately $1,001,000 for the three months ended September 30, 2001 as compared to approximately $520,000 for the three months ended September 30, 2000. The increase of $481,000 is primarily due to the Company's decision to identify assets, chiefly computer equipment, previously used in the discontinued business, and redeploy them in the continuing business, offset by the absence in 2001 of amortization from certain non-securities rights, which were written off in the fourth quarter of 2000 as well as lower depreciation resulting from certain property and equipment, written off in the second half of 2000.

              Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases and gain realized by the recovery of an investment previously written off. Other income, net, was approximately $524,000 for the three months ended September 30, 2001 as compared to other income, net of approximately $134,000 for the three months ended September 30, 2000. The increase of $390,000 is due to a gain realized by the recovery of an investment written off in a prior year offset by (a) a reduction in interest bearing deposits over the course of the prior twelve months, (b) payments on capital leases over the same period of time, which reduces the interest portion of current payments and (c) interest incurred on the stockholder notes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

              Revenue. Total revenue for the nine months ended September 30, 2001 was approximately $9,238,000 as compared to approximately $9,620,000 for the nine months ended September 30, 2000. Of these amounts, approximately $2,818,000 in 2001 and approximately $9,620,000 in 2000 were derived from services provided to JOS. The balance in 2001 was derived from services to Nasdaq and the recognition of revenue previously deferred. The reduction in services to JOS resulted from completion of the development phase and initiation of an enhancement and maintenance phase with a lower level of monthly billing. Billings for enhancement and maintenance ceased as of August 31, 2001.

              Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the nine months ended September 30, 2001 totaled approximately $5,350,000 as compared to approximately $5,637,000 for the nine months ended September 30, 2000. The decrease of $287,000 is primarily due to the decrease in resources utilized in the JOS project. The decrease consisted of lower personnel related expenses incurred in connection with JOS and equipment lease expense due to the termination of the majority of the Company's operating leases in the third quarter of 2000, offset by increases in warranty expense, communication expense and rent expense allocated to the Nasdaq project.

              Operating Expenses. Operating expenses for the nine months ended September 30, 2001 totaled approximately $16,477,000 as compared to approximately $13,976,000 for the nine months ended September 30, 2000. The following is a discussion of the decrease as it relates to each of the components:

              Sales and Marketing. Sales and marketing expense for the nine months ended September 30, 2001 totaled approximately $1,133,000 as compared to approximately $1,212,000 for the nine months ended September 30, 2000. The decrease of $79,000 was attributable to a decrease in costs associated with JOS. The decrease consists primarily of personnel related expenses and public relations expenses offset by increases in communication expense associated with marketing the Company's new product offerings and rent expense attributable to sales and marketing activities.

              Research and Development. Research and development expense totaled approximately $4,600,000 for the nine months ended September 30, 2001 compared to approximately $2,056,000 for the nine months ended September 30, 2000. The increase of $2,544,000 is primarily due to expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications. The increase consists primarily of personnel related expenses.

              General and Administrative. General and administrative expense totaled approximately $7,321,000 for the nine months ended September 30, 2001 as compared to approximately $6,956,000 for the nine months ended September 30, 2000. The increase of $365,000 is primarily due to an increase in communication expense, rent expense, recruiting expense and corporate insurance expense offset by a decrease in personnel related expenses, professional fees and travel and entertainment expense. In addition to general and administrative expenses, OptiMark also includes the total cost of its employee bonus program in this cost classification. The cost of this program was approximately $1,824,000 for the nine months ended September 30, 2001 and approximately $1,496,000 for the nine months ended September 30, 2000.

              Depreciation and Amortization. Depreciation and amortization expense totaled approximately $3,121,000 for the nine months ended September 30, 2001 as compared to approximately $1,571,000 for the nine months ended September 30, 2000. The increase of $1,550,000 is primarily due to the Company's decision to identify assets, chiefly computer equipment, previously used in the discontinued business, and redeploy them in the continuing business, offset by the absence in 2001 of amortization from certain non-securities rights, which were written off in the fourth quarter of 2000 as well as lower depreciation resulting from certain property and equipment, written off in the second half of 2000.

              Restructuring Expense. OptiMark recorded a restructuring charge of approximately $304,000 for the nine months ended September 30, 2001 related to a workforce reduction of thirty-nine employees. Included in this charge is approximately $287,000 representing severance costs and approximately $17,000 representing other employee related costs. OptiMark recorded a restructuring charge of approximately $2,167,000 for the nine months ended September 30, 2000 related to a workforce reduction of eight employees. Included in this charge is approximately $1,894,000 representing the charge associated with the revaluation of options that had been granted to these employees. The remaining balance of approximately $273,000 includes notice period salaries of approximately $178,000, severance of approximately $54,000 and vacation pay earned during the notice period and other employee related costs of approximately $41,000.

              Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases and gain realized by the recovery of an investment previously written off. Other income, net, was approximately $447,000 for the nine months ended September 30, 2001 as compared to other income, net of approximately $1,130,000 for the nine months ended September 30, 2000. The decrease of $683,000 is due to (a) a reduction in interest bearing deposits over the course of the prior twelve months, (b) payments on capital leases over the same period of time, which reduces the interest portion of current payments and (c) interest incurred on the stockholder notes. These were offset by a gain realized by the recovery of an investment written off in a prior year.

LIQUIDITY AND CAPITAL RESOURCES

              As of September 30, 2001, OptiMark's principal sources of liquidity consisted of approximately $1,883,000 of cash and cash equivalents as compared to approximately $2,920,000 of cash and cash equivalents as of December 31, 2000.

              Net cash used in continuing operating activities was approximately $7,239,000 and approximately $8,882,000 for the nine months ended September 30, 2001 and 2000, respectively. The change in net operating cash flows were attributable to net losses in both periods, partially reduced by non-cash charges including depreciation and amortization, values assigned to options in connection with restructurings and values assigned to warrants issued as compensation. The fluctuation between periods was also affected by net changes in working capital.

              Net cash used in investing activities was approximately $776,000 and $699,000 for the nine months ended September 30, 2001 and 2000, respectively. The uses of cash in 2001 for investing activities primarily consisted of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which Optimark had previously leased equipment. The uses of cash in 2000 for investing activities primarily consisted of purchases of computer equipment and leasehold improvements. Other uses of cash for investing activities in each period consisted of purchases of software licenses reduced in each period by proceeds from the disposal of equipment.

              Net cash provided by financing activities for the nine months ended September 30, 2001 was approximately $9,339,000 and net cash used in financing activities for the nine months ended September 30, 2000 was approximately $23,000. In 2001, cash was provided from the sale of Series E Cumulative Preferred Stock ("Series E Preferred") and stockholder loans reduced by principal payments on capital leases. On June 29, 2001, the obligation to repay the stockholder loans was cancelled in exchange for shares of the Series E Preferred Stock. The principal use of cash for financing activities in 2000 was for principal payments on capital leases, which were reduced by proceeds from the exercise of common stock options.

              The results indicated for continuing operations in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 are not necessarily indicative of the spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the new business model. In particular, our current operating expenses may increase as additional employees are hired and as a result of normal compensation increases.

              On April 11, 2001 and June 1, 2001 the Company borrowed $2,500,000 and $1,500,000 respectively, from certain stockholders in the form of promissory notes. On June 29, 2001, the obligation to repay the stockholders' loans was cancelled in exchange for shares of the Series E Preferred Stock.

              On June 29, 2001 the Company and the stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of Series E Preferred at a price of $15.00 per share. The purchase of shares is to occur at approximately one-month intervals from June 2001 through February 2002. Each monthly purchase is subject to certain conditions, which, if not met, would release the stockholders from their obligation to purchase the shares subject to that closing. The first such closing occurred on June 29, 2001 at which time the stockholders purchased an aggregate of 403,332 shares of the Series E Preferred. In payment for the shares, the stockholders cancelled the two outstanding promissory notes due from the Company and paid the balance in cash. The proceeds to OptiMark were approximately $5,781,000, which is net of legal fees of approximately $269,000.

              On August 16, 2001 the Company amended the Preferred Stock Purchase Agreement to permit an additional investor to purchase shares of the Series E Preferred. The shares to be purchased by the additional investor come from those originally allocated to the initial purchasers of the Series E Preferred. In monthly closings during the months of July, August, September and October, investors purchased 337,199 additional shares of the Series E Preferred for an aggregate amount $5,058,000.

              The Series E Preferred is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company, equal to twice its purchase price plus 80% of proceeds above that amount up to $300 million and 56% of proceeds above $300 million. The Series E Preferred will vote together with the Company's common stock and have 32 votes per share. The new Series E Preferred represent up to 27.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on shares outstanding as of September 30, 2001. In the aggregate, the new Series E Preferred could represent up to 36.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock), calculated based on shares outstanding as of September 30, 2001. Holders of the Series E Preferred will be entitled to preemptive and registration rights.

              The Company has adopted a new stock option plan under which employees will receive options to acquire the Company's Series F Preferred Stock. The Series F Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company, equal to 20% of proceeds greater than $30 million up to and including $300 million and 14% of proceeds in excess of $300 million. Holders of Series F Preferred Stock will be entitled to one vote per share.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company's only exposure to market risk is related to interest rates and foreign currency exchange rates. We do not consider these risks to be material as of September 30, 2001.

              Interest Rate Risk. As of September 30, 2001 OptiMark had cash and cash equivalents of approximately $1,883,000 that consisted of cash and highly liquid overnight investments. These investments may be subject to interest rate risk and would decrease in value if interest rates increased in the marketplace. A hypothetical increase or decrease of ten percent in market interest rates at September 30, 2001 would have caused the fair value of these overnight investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce the Company's interest income.

              Foreign Currency Exchange Rate Risk. All of OptiMark's revenues recognized to date have been denominated in U.S. dollars. Although revenues from international customers to date have been U.S. dollar denominated, we cannot be certain that future international customers or future business ventures will result exclusively in U.S. dollar denominated revenues, royalties or dividends. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. The Company has a sales office in Canada where the functional currency is the Canadian dollar. A hypothetical increase or decrease of 10 percent in the Canadian dollar compared to the U.S. dollar at September 30, 2001 would have caused the U.S. dollar equivalent of OptiMark's Canadian operations to change by an immaterial amount.

              Equity Price Risk. As of September 30, 2001, the Company is not subject to equity price risk.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

              OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company's amended Annual Report on Form 10-K for the year ended December 31, 2000, dated April 17, 2001.

              Transamerica Business Credit Corporation, Wells Fargo Equipment Finance, Inc., Diamond Lease (U.S.A.), Inc. and Linc Capital, Inc. (“Plaintiffs”) v. OptiMark US Equities, Inc. f/k/a OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (“Defendants”)- Superior Court of New Jersey - Hudson County. On or about October 1, 2001, Plaintiffs filed a motion for partial summary judgment. The motion essentially seeks judgment against all of the Defendants for return of equipment allegedly leased from the Plaintiffs and judgment against OptiMark US Equities, Inc. for damages in excess of $5.9 million. The Company’s opposition to the motion was filed on November 8, 2001 and a hearing on the motion is scheduled for November 16, 2001. The Company intends to oppose this motion and defend the action vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company’s financial condition and results of operations.

              In the Matter of the Arbitration between International Exchange Networks, Ltd. (“IXnet”) against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities, Inc. On June 7, 2001, the Appellate Division, First Department denied OptiMark Inc.'s and OptiMark Holdings, Inc.'s motion for a stay of the Supreme Court's decision compelling arbitration pending appeal, thereby requiring all of the Defendants to proceed with the arbitration while the appeal of the Supreme Court's decision is pending before the Appellate Division, First Department. The appeal was perfected on July 9, 2001 and was submitted to the Appellate Division, First Department on October 24, 2001. In the interim, all of the Defendants have been compelled to proceed with the arbitration. The arbitration is scheduled for early February 2002. OptiMark Inc. and OptiMark Holdings, Inc. have participated in the arbitration without waiver of or prejudice to their positions that they are not proper parties to this arbitration and subject to their pending appeal before the Appellate Division, First Department. All of the Defendants intend to defend the arbitration vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company’s financial condition and results of operations.

              Optimark US Equities, Inc. f/k/a Optimark Technologies, Inc. (Plaintiff) v. William F. Adiletta (Defendant), Civil Action No. 19069-NC, Court of Chancery of the State of Delaware in and for New Castle County. On August 22, 2001, Plaintiff brought this action against Defendant, one of its former officers and directors, for breach of his fiduciary duty of loyalty as an officer and director, breach of contract and for attorneys' fees arising out of a multi-million dollar contract with International Exchange Networks, Inc. Plaintiff alleges that the results of Defendant's conduct have caused and threaten to continue to cause Plaintiff damages. On October 9, 2001, Defendant answered the complaint, denying the material allegations and asserting a variety of affirmative defenses to such claims. OptiMark intends to pursue this action vigorously.

              Comdisco, Inc. v. OptiMark Technologies, Inc. and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Avnet, Inc. filed a cross claim against Optimark Technologies. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. OptiMark Technologies (now known as OptiMark US Equities, Inc.) has responded to the cross-claim by denying its material allegations. The Company intends to defend this action vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company’s financial condition and results of operations.

              Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alledged that OptiMark Technologies, Inc. agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amount due under the equipment lease. Based on these allegations, plaintiff has made claims for breach of contract, tortious interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. The Defendants responded to the Complaint in a timely manner on September 28, 2001. The Company intends to defend this action vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

              During the three months ended September 30, 2001, the Company sold 253,866 shares of Series E Preferred at $15 per share. The aggregate amount received from this sale was $3,808,000, which was paid in cash. The shares were sold to SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, and Big Island LLC, each of whom is an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended. The issuance of the Series E Preferred constitutes a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

4.1	Amendment To The Series E Stock Purchase Agreement, dated as of August 16, 2001, by and among OptiMark Holdings, Inc. and the entities set forth on the signature pages thereto

4.2	Amendment To The Registration Rights Agreement, dated as of August 16, 2001, by and among OptiMark Holdings, Inc. and the entities set forth on the signature pages thereto

10.1	Employment Agreement, dated August 16, 2001, by and between OptiMark Holdings, Inc. and Robert J. Warshaw

10.2	Amendment No. 1 To Employment Agreement, dated August 16, 2001, by and between OptiMark Holdings, Inc. and Robert J. Warshaw

10.3	Separation Agreement, dated August 15, 2001, by and between OptiMark, Inc. and James G. Rickards

              B.          Report on Form 8-K

                           During the quarter ended September 30, 2001, the Company filed a Report on Form 8-K dated July 11, 2001 responding to Items 7 and 9 of the Form 8-K. The Report related to a press release issued by the Company.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OPTIMARK HOLDINGS, INC.

November 14, 2001
	By:	/s/ Robert J Warshaw
Name: Robert J Warshaw Title: Chief Executive Officer and Principal Financial Officer