Form 10-K
period 2001-12-31
OPTIMARK HOLDINGS INC
filed 2002-04-01
CIK 1062023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  /x/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2001
                                       or

    / / Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the transition period from              to
                                        ------------    -------------

                        Commission File Number 000-30527


                             OPTIMARK HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                                   22-3730995
(State or Other Jurisdiction of                 (I.R.S.-Employer
Incorporation or Organization)                 Identification No.)

10 Exchange Place Centre,                               07302
24th Floor, Jersey City, NJ
(Address of Principal Executive Offices)              (Zip Code)


                                 (201) 536-7000
              (Registrant's telephone number, including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     No sales of the common equity of the Registrant have been consummated within sixty days of this filing and the Registrant's common equity is not publicly traded on an exchange for purposes of establishing bid and ask prices. Therefore, the Registrant is unable to state the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant.

     As of March 21, 2002, there were 33,369,913 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

     The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which will be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

                                  Items Omitted

     The following items were omitted pursuant to regulation 240.12b-25: Part II, Items 6, 7, 7A, and 8.

                             OPTIMARK HOLDINGS, INC.
                                    FORM 10-K
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                        Page No.
                                     PART I
Item 1.    Business                                                     3
Item 2.    Properties                                                   11
Item 3.    Legal Proceedings                                            12
Item 4.    Submission of Matters to a Vote of Security Holders          13

                               PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                          14

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          15


                              PART III
Item 10.   Directors and Executive Officers of the Registrant           16
Item 11.   Executive Compensation                                       17

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                   17

Item 13.   Certain Relationships and Related Transactions               17

                               PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                  18


Signatures                                                              24

FORWARD LOOKING STATEMENTS

          This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in Part II, Item 7 - " Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect", "anticipate", "contemplate", "intend", "plan", "believe", "estimate", "consider" or similar expressions are used.

          Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K. Such risks, uncertainties and assumptions include, but are not limited to, those factors described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the sub-heading "Factors that may affect future results." The factors described in that section are incorporated herein by reference.

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

                                     PART I

ITEM 1.  BUSINESS

          OptiMark Holdings, Inc. ("Holdings") was established as a holding company on June 12, 2000 as the result of a reorganization of the company formerly known as OptiMark Technologies, Inc. OptiMark Technologies, Inc. was the successor to the company founded in 1996 to begin development of software for use in an electronic system for trading stocks and other financial instruments, goods and services.

          Holdings  has  two  wholly-owned  subsidiaries:   (1)  OptiMark,  Inc.
("OptiMark") and (2) OptiMark US Equities, Inc. ("Equities"). On December 28, 2001, OptiMark formed a majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and OptiMark currently holds 67% of the voting interests in Innovations as more fully described below. OptiMark also has an approximately 15% voting interest in Japan OptiMark Systems ("JOS"), a Japanese corporation.

          In this report, Holdings, OptiMark, Equities, and Innovations are referred to collectively as the "Company," "our," and/or "we."

HOLDINGS

          Holdings' principal business is to hold the securities of OptiMark and, through OptiMark, Innovations. Until September 19, 2000, Holdings operated in two segments, the Exchange Solutions Services Business and the US Equities Business. The Exchange Solutions Services business operated by OptiMark was formerly referred to as the Electronic Markets Business and developed software and provided design, development and maintenance services for building and operating electronic markets and exchanges. On or about January 30, 2002, OptiMark effectively suspended development, sales, and marketing efforts related to its Exchange Solutions Services Business.

          The second segment, the US Equities Business, was operated by Equities. Prior to September 19, 2000, the US Equities Business owned and operated exchanges or exchange facilities which used the OptiMark software and services. This business was discontinued on September 19, 2000 due to high fixed costs and lack of revenue resulting from the failure of these proprietary exchange facilities to attract users or liquidity.

          As a result of the suspension of the Exchange Solutions Services Business and the discontinuation of the US Equities Business, the future value of Holdings' common stock will depend principally on the value of the potential investment that Innovations has agreed to make in The Ashton Technology Group, Inc. ("Ashton") and/or on other transactions that the Company can consummate.

          There  are  a  number  of  conditions   described   below,   including
Innovations receiving a $10 million investment from a third party, that must occur or be waived before Innovations' transaction with Ashton can be consummated. Holdings cannot be sure that the transaction with Ashton will close. A number of the conditions require actions by, or the resolution of issues with, third parties over which Innovations has no control. In addition, Innovations cannot be sure that its continuing due diligence review of Ashton will be satisfactory or that Innovations will be able to obtain sufficient financing or capital contributions.

          While the Company pursues a transaction with Ashton, OptiMark continues to solicit interest from or opportunities with third parties concerning possible investments and/or strategic alliances. However, no binding or definitive arrangements have been reached with any third parties and there can be no assurances that any such transactions will be consummated.

          In the event that the transaction with Ashton does not close and/or the Company cannot consummate other transactions, Holdings would not have access to sufficient financial capital to permit continued business operations. Accordingly, Holdings would face the imminent and likely potential for bankruptcy or liquidation. If Holdings is forced to declare bankruptcy or pursue liquidation, the value of

Holdings' assets would not be sufficient to pay its creditors in full and, accordingly, Holdings' common and preferred stock would have no value.

INNOVATIONS

Formation of Innovations

          Innovations was incorporated in Delaware on December 28, 2001. Innovations has authorized capital stock of 1,000 shares of common stock, par value $.01 per share (the "Innovations Common Stock"), and 2,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). The Innovations Preferred Stock has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Innovations Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Innovations Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017. The Innovations Preferred Stock is non-voting.

Investment Structure

          OptiMark received 200 shares of Innovations Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Innovations Preferred Stock in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Innovations Preferred Stock was the result of the evaluation by the board of directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding a $10,000,000 investment for a one-third interest in Innovations. SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP (collectively, "SOFTBANK") received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for $250,000 cash. Simultaneously, SOFTBANK's remaining obligation to purchase shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock") from Holdings pursuant to that certain Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001 (as amended on August 16, 2001 and November 16, 2001), by and among Holdings and SOFTBANK was reduced by $250,000. Upon completion of the transaction, Innovations' aggregate assets consisted of the Assets and $750,000 in cash.

              Put and Call Rights of SOFTBANK and Holdings
              --------------------------------------------

          SOFTBANK and Holdings agreed to certain put and call rights applicable to the SOFTBANK Shares as follows:

              First Call Right of Holdings on SOFTBANK Shares
              -----------------------------------------------

          The Independent Committee (the "Independent Committee") of Holdings' Board of Directors (the "Board") has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

              Liquidity Event Discretionary Call of Holdings on SOFTBANK Shares
              -----------------------------------------------------------------

          Upon the occurrence of a Liquidity Event (defined below) on or before September 30, 2003, the SOFTBANK Shares will be purchased by Holdings for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings. A "Liquidity Event" means any of the following: (i) Innovations' sale, conveyance or other disposition of all or substantially all of its assets; (ii) the acquisition of Innovations by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of

Innovations for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of Innovations immediately prior to the consummation of such transaction hold at least 50% of the voting power of the surviving corporation as a result of such transaction; (iii) the consummation by Innovations of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of Innovations immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of Innovations immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions); or (iv) any initial underwritten public offering of Innovations Common Stock. Notwithstanding the foregoing, Holdings will not exercise this call option in the event that the Independent Committee recommends that Holdings not purchase the SOFTBANK Shares.

                  Mandatory Call of Holdings on SOFTBANK Shares
                  ---------------------------------------------

          In the event that: (i) the call rights of Holdings described above have not been exercised on or before September 30, 2003, (ii) the Independent Committee no longer exists and (iii) no independent directors serve on the Holdings Board of Directors and, after reasonable good faith efforts by the remaining members of the Holdings Board of Directors, no independent persons qualified to serve on the Holdings Board of Directors have been found or, if found, are not willing to serve on the Holdings Board of Directors, then the Holdings Board of Directors will engage an independent investment banking, accounting or third party valuation firm to evaluate whether or not it is in the best interests of Holdings that it purchase the SOFTBANK Shares. If such third party determines it is in the best interests of Holdings to purchase the SOFTBANK Shares, Holdings will be obligated to purchase such shares on or before December 31, 2003 for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings.

                  First Put Right to Holdings of SOFTBANK Shares
                  ----------------------------------------------

          SOFTBANK has the right, commencing on October 1, 2002 and continuing until September 30, 2003, to put all, but not less than all, of the SOFTBANK Shares to Holdings in exchange for 16,667 shares of Series E Preferred Stock of Holdings.

                  Second Put Right to Holdings of SOFTBANK Shares
                  -----------------------------------------------

          In the event that no put of, or call on, the SOFTBANK Shares has been exercised by October 31, 2003, then commencing on November 1, 2003 and continuing until November 30, 2003, SOFTBANK has the right to require Holdings to purchase all, but not less than all, of the SOFTBANK Shares for 16,667 shares of Series E Preferred Stock of Holdings.

Business of Innovations

          The principal business of Innovations is to (a) consummate a purchase of a controlling interest in Ashton through the purchase of Ashton's common stock and (b) hold Ashton's common stock for the benefit of the shareholders of Holdings and Innovations. Holdings believes that the future value of its stock will depend principally on the value of Ashton's common stock held by Innovations and its ability to consummate financing and strategic transactions with other parties.

          On February 4, 2002, Innovations entered into a securities purchase agreement with Ashton. Upon closing and subject to the satisfaction or waiver of certain closing conditions, Ashton has agreed to sell and Innovations has agreed to purchase up to 633,443,600 shares of Ashton common stock for the purchase price of approximately $7.3 million in cash and the Assets. The Ashton common stock that would be purchased by Innovations would represent 80% of Ashton's fully-diluted equity.

          In addition, subject to the closing of the sale of Ashton's common stock to Innovations pursuant to the securities purchase agreement, Innovations has agreed to lend approximately $2.7 million to Ashton to be evidenced by a senior secured convertible note. The five-year senior secured convertible note would be convertible at any time into shares of Ashton common stock at a rate of $0.0492782 per share, subject to adjustment prior to the closing and to customary anti-dilution adjustments after the closing, and would accrue interest at a rate of 7.5% per annum. The principal amount of the senior secured note would be initially convertible into 55,344,360 shares of Ashton's common stock.

          If and when the purchase of Ashton's common stock closes, Innovations will own 80% of the then fully-diluted outstanding shares of Ashton's common stock. Assuming conversion of the senior secured convertible note that would be issued to Innovations, Innovations would own an additional 7% of the fully-diluted outstanding equity.

          As the owner of at least 80% of Ashton's then fully-diluted equity, Innovations would be Ashton's majority stockholder, and would be able to control the election of directors, appointment of senior management, and any other matters submitted to the stockholders for a vote. By exercising such control, it is intended that Ashton's wholly-owned broker-dealer subsidiary, ATG Trading, LLC ("ATG") will offer a new service for trading United States equity securities at the volume weighted average price ("VWAP"). This service is referred to below as the "New VWAP Service."

          The New VWAP Service will be a service for sell-side brokerage firms, enabling them to cost-effectively guarantee VWAP orders for their clients. To provide these guaranteed VWAP orders, ATG will become a principal trading firm using electronic trading algorithms that over the past five years have demonstrated the viability of this approach by achieving returns approximating the VWAP.

          Based on preliminary discussions with a number of major brokerage firms, it is believed that such firms would pay a mutually acceptable rate per share for a guaranteed VWAP execution in large cap stocks. This would benefit these firms in that the New VWAP Service would tend to minimize the risk and administrative burdens associated with the firms guaranteeing the VWAP directly to their customers.

          In the event of the closing of the purchase and sale of common stock and other transactions contemplated by the securities purchase agreement, Ashton will continue to operate its primary business, which is providing (a) a business/technology approach for filling, as an agency broker, customer equity orders at the VWAP and (b) a business/technology approach for crossing equity orders within the Philadelphia Stock Exchange (PHLX) VWAP crossing facility, known as the eVWAP(R) System.

          Upon the closing of the sale of common stock, Ashton will receive a cash infusion of approximately $7.3 million and a loan of approximately $2.7 million to be used as working capital, minus certain expenses of Ashton and Innovations incurred in connection with the transaction.

         The intellectual property and non-cash assets to be transferred to Ashton by Innovations as partial consideration to purchase Ashton's common stock are:

          - U.S. provisional patent application (No. 60/323,940 entitled "Volume Weighted Average Price System and Method" filed on September 1, 2001) that relates to VWAP trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades to users who submit orders. The patent application will not provide any exclusive rights to Ashton until such time as it issues into a patent. There can be no assurance that the patent application will issue into a patent.

          -         Trade secrets and know how relating to VWAP trading.

          - An assignment to Ashton of a license for technology for use in a system for VWAP trading (the "VWAP License").

          - An assignment to Ashton of all rights, duties, and obligations under a bilateral nondisclosure agreement between the licensor of the technology described above and Innovations.

          - Software developed to implement critical components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

          The intellectual property and non-cash assets described above, with the exception of the VWAP License, constitute the Assets transferred from OptiMark to Innovations on December 31, 2001.

          The intellectual property and non-cash assets to be provided to Ashton under the securities purchase agreement relate to the services that are currently provided or under development by Ashton and, together with the New VWAP Service, have the potential to:

          - Provide increased VWAP liquidity in a cost-efficient manner to the agency broker VWAP operation of Ashton, which currently depends on non-affiliated VWAP dealers who require Ashton to pay for their VWAP liquidity.

          - Provide a dealer operation for delivering VWAP liquidity that diversifies the current broker operation and exchange facility operation. In particular, the assets may assist in expanding Ashton's customer base to the broker market segment since the agency VWAP operation focuses on the buy-side market segment and the exchange eVWAP(R)operation focuses on the market segment interested in low cost, anonymous, crossing of equity orders at the VWAP but not necessarily filling those orders.

          - Provide a technology and system software to perform proprietary dealer trading within a profit center. This would help enable Ashton to expand, with current designs under development, into more diverse VWAP-related products and services driven by customer feedback from the three diverse business operations that Ashton will then be able to prosecute; namely:

                    - filling, as a proprietary dealer, customer equity orders at the VWAP;
                    - filling, as an agency broker, customer equity orders at the VWAP;
                    -    crossing   equity   orders  within  the  PHLX  eVWAP(R)
                         facility.

          While Innovations expects Ashton to benefit from the cash and non-cash assets transferred, Innovations cannot predict the extent to which those benefits will occur. Specifically, there can be no assurance that:

          - the performance characteristics of the software and technology that is the subject of the VWAP License will scale to the increased level of operations anticipated in the New VWAP Service;

          -         the   intellectual   property   can   achieve   the  desired
                    operational benchmarks; or

          - integration of the existing Ashton technologies and VWAP-related business models with the acquired technologies and associated business models will be feasible or possible.

          There are no assurances that the closing of the sale of Ashton's common stock to Innovations will occur. The closing is contingent upon, among other things:

          - Approval by Ashton's stockholders to increase the number of shares of Ashton's authorized common stock from 100 million to 1 billion shares;

          -         Modification,   on  terms  and   conditions   acceptable  to
                    Innovations, of certain agreements by and between Ashton and its creditors and partners;

          - The resignation of Ashton's current CEO and certain of its board members and the appointment of a number of directors by Innovations to Ashton's Board of Directors proportionate to its common stock ownership by Innovations at the time of closing;

          - Execution of employment agreements with certain of Ashton's key employees;

          - Settlement of the arbitrator's award against Ashton dated as of January 14, 2002 in the amount of $510,750 related to the employment agreement with the former president of Ashton's subsidiary, Electronic Market Center, Inc.;

          - Resolution on terms acceptable to Innovations of all matters associated with an offer to minority stockholders of Ashton's subsidiary, Universal Trading Technologies Corporation ("UTTC"), to exchange certain shares of UTTC common stock for shares of Ashton's common stock;

          - Innovations' satisfaction with the results of its due diligence review of Ashton; and

          - No material adverse effect having occurred to Ashton between the signing of the securities purchase agreement and the closing of the sale of common stock to Innovations.

          In addition, closing of the sale of common stock to Innovations is contingent upon Innovations:

          - receiving financing or capital contributions from a third party in the amount of $10 million necessary to (a) pay the approximately $7.3 million cash portion of the purchase price for Ashton's common stock and (b) provide the principal amount of approximately $2.7 million for the senior secured convertible note; and

          - presenting to Ashton definitive documentation executed in connection with such venture capital investor's investment of $10 million in cash for a one-third interest in Innovations.

          Innovations currently is negotiating the terms and conditions of a $10 million financing or capital contribution with a potential venture capital investor. Under the non-binding terms and conditions currently contemplated, and subject to the negotiation and entering into definitive agreements and satisfaction or waiver of closing conditions to be included therein, the venture capital investor would contribute $10 million in cash for a one-third interest in Innovations.

          If we are successful in obtaining the $10 million financing or capital contribution for the Ashton transaction, our ownership percent of Innovations would be reduced to less than 50%. As a result, we would not be able to include Innovations as a consolidated subsidiary, but would rather have to account for our investment using the equity method of accounting.

          There can be no assurances that the $10 million investment in Innovations will occur on acceptable terms or at all.

          Ashton

          Prior to closing of the transaction with Ashton, the business of Ashton is not part of the business of Holdings. However, because the future of Holdings is heavily dependent on this transaction, a brief description of the current business of Ashton is provided. As stated above, there can be no assurances that the transaction with Ashton will occur.

          The following description of Ashton's business has been adapted from the information contained in Ashton's Definitive Proxy Statement on Form 14A, filed with the SEC on March 19, 2002. Innovations has conducted limited due diligence with respect to Ashton's business. Based solely on that limited review, Innovations has no reason to believe that Ashton's description of its business is incorrect in any material respect. As noted above, the closing of the transactions as contemplated by the securities purchase agreement is contingent upon, among other things, Innovations' satisfaction with the results of its due diligence review of Ashton. The following description is not intended to amend, modify or supplement Ashton's disclosure regarding its business contained in its public filings.

          Ashton is an e-commerce company that develops and operates electronic trading and intelligent matching systems for the global financial securities industry. Ashton provides equity trading services to exchanges, institutional investors and broker-dealers in the U.S. and internationally. Ashton enables these market participants to trade in an electronic global trading environment that provides large order size, absolute anonymity, no market impact and low transaction fees. The services offered by Ashton compete with services offered by brokerage firms and with providers of electronic trading and trade order management systems. Ashton's eVWAP(R) Trading System, or eVWAP System also competes with various national and regional securities exchanges and execution facilities such as alternative trading systems, or ATSs and electronic communication networks, or ECNs. During August 1999, Ashton launched the eVWAP System for 20 selected New York Stock Exchange ("NYSE")-listed securities. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the VWAP for the day. Ashton's eVWAP is the average price for a stock, weighted by the volume of shares of that stock traded during the day on all U.S. securities exchanges as reported to the Consolidated Tape. Ashton operates the pre-opening eVWAP System as a facility of the Philadelphia Stock Exchange, Inc. through Ashton's UTTC subsidiary.

OPTIMARK

          On  or  about  January  30,  2002,  OptiMark   effectively   suspended
development, sales, and marketing efforts related to its Exchange Solutions Services Business. As of that date, OptiMark became a company whose primary purpose is to hold the securities of Innovations and to consummate financing and strategic transactions with other parties.

          Prior to and since January 30, 2002, OptiMark has engaged in discussions with number of potential investors and strategic partners concerning possible investments and/or alliances relative to the Exchange Solutions Services Business. To date, none of these discussions has resulted in any such investment or alliance. OptiMark continues to engage in discussions with third parties in an effort to secure funding for the Exchange Solutions Services Business; however, there can be no assurances that any such transactions will be consummated.

Clients of OptiMark

          As of December 31, 2001, OptiMark had definitive agreements with two clients -- Asset International, Inc. and The Nasdaq Stock Market, Inc. ("Nasdaq"). Under an agreement dated November 3, 2000 with Asset International, OptiMark has not received any revenues. For approximately the past twelve months, OptiMark has not performed, nor has Asset International requested that any services be performed under the agreement. The Nasdaq contract, as amended on April 27, 2001, expired on December 31, 2001. OptiMark does not anticipate receiving any additional revenues from either Asset International or Nasdaq.

Competition

          As holding companies, Holdings, OptiMark, and Innovations face no clearly defined competition; however, in the event that the transactions contemplated by the securities purchase agreement with Ashton close, the value of Innovations' investment in Ashton will, in part, be contingent upon Ashton's competing effectively in its industry and marketplace.

          The following description relating to the competitive aspects of Ashton's business has been adapted from the information contained in Ashton's Annual Report on Form 10-K, filed with the SEC on July 16, 2001. Innovations has conducted limited due diligence with respect to Ashton's business. Based solely on that limited review, Innovations has no reason to believe that Ashton's description of the competitive aspects of its business is incorrect in any material respect. As noted above, the closing of the transactions as contemplated by the securities purchase agreement is contingent upon, among other things, Innovations' satisfaction with the results of its due diligence review of Ashton. The following description is not intended to amend, modify or supplement Ashton's disclosure regarding competition contained in its public filings.

          The SEC's regulations governing alternative trading systems have lowered the barriers to entering the securities trading markets. Ashton's products and services, including the New VWAP Service, will face competition from traditional securities exchanges, which could establish similar trading systems in an attempt to retain their transaction volumes. Ashton's products and services will also face competition from other alternative trading systems and leading brokerage firms offering similar trade execution services. Many of these competitors have substantially greater financial, research, development, sales, marketing and other resources than Ashton will have, if and when the transaction with Innovations closes, and many of the products of Ashton's competitors have substantial operating histories.

          While Innovations believes that the Ashton products and services will offer certain competitive advantages, the ability to maintain these advantages will require continued investment in the development of products, and additional marketing and customer support activities. Innovations and/or Ashton may not have sufficient resources to continue to make this investment, while competitors may continue to devote significantly more resources to competing services.

          Ashton's products and services will compete with other electronic trading systems, including Instinet Corporation's crossing network, Investment Technology Group Inc.'s POSIT system, Bloomberg, L.P.'s Bloomberg Professional and Bloomberg Tradebook, Liquidnet, and other companies that develop proprietary electronic trading systems. Ashton's products and services will also compete with services offered by leading brokerage firms offering various forms of VWAP trade execution. Ashton's products and services will also compete with various national, regional and foreign securities exchanges for trade execution services.

          Innovations believes that Ashton's products and services will compete favorably on the basis of quality of trade execution, pricing, and reliability of trade processing and settlement operations. While Innovations believes that Ashton's products and services will offer benefits not offered by any other service, there can be no assurance that Ashton's products and services will be accepted by an extended customer base. Nor can Innovations be sure that Ashton's products and services will adequately address all of the competitive criteria in a manner that results in a competitive advantage.

Intellectual property and proprietary rights

          As of December 31, 2001, the Company owned or controlled seven issued United States patents and twelve pending United States patent applications. As of that date, the Company also owned or controlled sixteen issued international patents and forty five pending international patent applications. The Company plans to file one additional patent application domestically and, may file related patent applications internationally. The Company has discontinued prosecution of patent applications and maintenance of patents that were deemed to be strategically unimportant, either because of geography or subject matter.

          The Company seeks to protect its trade secrets, service marks, trademarks, and copyrights through a combination of laws and contractual restrictions, such as confidentiality and license agreements. The Company attempts to register our trademarks and service marks in the United States and internationally. The Company has registered a corporate logo and the mark "OPTIMARK," among others, in the United States and internationally in several countries. However, effective trademark, service mark, trade secret, and copyright protection may not be available in all countries. The Company also has discontinued prosecution of trademark applications and maintenance of trademarks that were deemed to be strategically unimportant, either because of geography or subject matter.

Employees

          As of December 31, 2001, the Company had eighty full-time and one part time employee, forty one of whom were engaged in technology development, twenty four in quality assurance and support, five in sales and marketing, and eleven in executive, finance, administration and personnel.

          In connection with OptiMark suspending its development, sales, and marketing efforts related to the building and operation of electronic markets and exchanges, on January 30, 2002 and periodically thereafter, the Company has undertaken to reduce its workforce. As of February 15, 2001, the Company had thirty seven full-time and two part time employees, nineteen of whom were engaged in technology development, eleven in quality assurance and support, three in sales and marketing, and six in executive, finance, administration and personnel.

          The foregoing numbers of employees do not include four employees on leaves of absence from the Company. The Company has never had a work stoppage and our employees are not represented by any collective bargaining unit.

          The Company plans to continue to retain personnel to carry out its duties and obligations as a holding company, including its administration and financial reporting obligations.

Financial information about industry segments

          Please refer to the financial statements for financial information about our industry segments.

Discontinued operations

          Until September 19, 2000, Holdings operated in two segments, the Exchange Solutions Services Business and the US Equities Business. The first segment, the Exchange Solutions Services Business, was formerly referred to as the Electronic Markets Business. On or about January 30, 2002, OptiMark effectively suspended development, sales, and marketing efforts related to its Exchange Solutions Services Business, which developed software and provided design, development and maintenance services for building and operating electronic markets and exchanges. The second segment, the US Equities Business, was operated by Equities. Holdings discontinued the operations of the US Equities Business on September 19, 2000. As of that date all criteria for the measurement date per APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", had been met. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2002 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. Disposition includes negotiated payments to be made after December 31, 2002.

ITEM 2.   PROPERTIES

          The Company's headquarters are located in Jersey City, New Jersey. We sublease approximately 32,000 square feet under a sublease that expires in February 2014 and approximately 3,300 square feet with a remaining term to September 30, 2008. The foregoing space consists of standard commercial office premises in a metropolitan area. The Company believes that our present facilities exceed our current needs and is attempting to reduce our office space commitments.

ITEM 3.   LEGAL PROCEEDINGS

          Holdings and/or its subsidiaries are subject to the following legal proceedings:

     1. Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortious interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2011, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. The parties currently are engaged in exchanging responses to written discovery requests. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case. In the motion, Plaintiff alleges that the transfer of certain assets from OptiMark to Innovations on December 31, 2001 constituted a fraudulent conveyance of such assets. The Defendants and Innovations intend to defend this action and the motion vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

     2. Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) (Defendant) and Avnet, Inc. State of
          Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from the sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Plaintiff. Based on the complaint filed in a related action in New Jersey (described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately
          $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23, 2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. Defendant has responded to the cross-claim by denying its material allegations. The Company intends to defend this action vigorously. On February 12, 2002, Plaintiff filed a motion for default for failure to plead, alleging that OptiMark Technologies, Inc. did not file a pleading responsive to Plaintiff's second amended complaint. This default will be set aside if OptiMark Technologies, Inc. files an answer before a judgment after default has been rendered. OptiMark Technologies, Inc. intends to file such a responsive pleading. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

          The Company believes that each of the foregoing pending actions or threatened proceedings is derived from the discontinuation of the business of Equities in September 2000 and each seeks monetary damages for an alleged breach of a payment obligation. If the Company is ultimately found to be liable for any loss or impairment resulting from any of these suits, any such loss or impairment will have a material adverse impact on the Company's financial position, results of operations and cash flows.

          The Company currently is in discussions with the plaintiffs in the Comdisco and Finova litigations concerning a possible settlement of their respective claims in these actions. There can be no assurances that such settlements will be consummated on terms acceptable to the Company or at all.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of the stockholders of the Company was held on November 13, 2001. The stockholders voted on whether to approve the OptiMark Holdings, Inc. 2001 Series F Preferred Stock Plan. The stockholders voted 45,022,603 shares in favor of the proposal and 1,019,723 shares against the proposal. The number of votes that abstained from voting on the proposal was 225,188.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the shares of common stock and we do not currently intend to seek inclusion of the shares of common stock in any established public trading market. As of December 31, 2001, we had 33,369,913 outstanding shares of common stock, including 740,000 shares of non-voting common stock, owned by approximately 1,100 holders.

          There are 56,572,645 outstanding shares of common stock on an as converted basis that can be sold currently pursuant to Rule 144. As of December 31, 2001, we have

          - issued options to purchase an aggregate of 5,759,939 shares of common stock and 5,593,398 shares of Series F Preferred Stock to our directors, officers and current and former employees,
          - issued warrants to purchase an aggregate of 12,710,900 shares of common stock to investors, consultants and strategic partners, and
          - granted registration rights to holders of approximately 40,113,000 of common stock, on an as converted basis.

          Since our inception, we have not declared any dividends or other distributions on our shares of common stock. We do not anticipate paying any other cash dividends in the foreseeable future and anticipate that future earnings would be retained to finance operations.

          On June 29, 2001, Holdings and certain stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of the Series E Preferred at a price of $15.00 per share. The purchase of shares took place at approximately one-month intervals from June 2001 through January 2002.

          In monthly closings during the three months ended December 31, 2001, investors purchased 269,467 additional shares of the Series E Preferred for an aggregate amount $4,012,005.

          The Series E Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company equal to twice its purchase price plus 80% of proceeds above that amount up to $200 million, plus 76.56% of proceeds above $200 million up to and including $304.5 million, plus 56% of amounts in excess of $304.5 million. The Series E Preferred Stock will vote together with the Company's common stock and have 32 votes per share. Calculated based on shares outstanding as of December 31, 2001, the Series E Preferred Stock represents 34.6 % of the votes of the outstanding common stock (and shares entitled to vote with the common stock) and, in the aggregate, if fully subscribed to, could represent up to 36.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock). Holders of the Series E Preferred Stock are entitled to preemptive and registration rights.

          In connection with the settlement of litigation of the action captioned "Transamerica Business Credit Corporation, Wells Fargo Equipment Finance, Inc., Diamond Lease (U.S.A.), Inc. and Linc Capital, Inc. v. OptiMark US Equities, Inc. f/k/a OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc.", Holdings authorized and issued 300,000 shares of a new Series G Preferred Stock of OptiMark Holdings, Inc. to the plaintiffs that ranks junior to the existing Series E Preferred Stock and Series F Preferred Stock but senior to all other classes or series of capital stock with respect to liquidation. In particular, the Series G Preferred Stock is entitled to receive an amount, in the event of a in the event of liquidation, sale of assets or merger involving the Company, equal to 4.30% of the total amount distributed in excess of $200,000,000 up to and including $304,500,000.

          The issuance of the Series E Preferred Stock and the Series G Preferred Stock was solely to accredited investors and exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

          The information called for by this Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Except for the information concerning executive officers provided below, the information regarding directors and officers required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 13, 2002.

          The executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company as of March 1, 2002 (none of whom has a family relationship with another executive officer).

Name                       Age      Position
----                       ---      --------
Robert J. Warshaw          48       Chief Executive Officer and Director

Neil G. Cohen              35       Executive Vice President, General Counsel,
                                    and Corporate Secretary

James S. Pak               33       Executive Vice President

Trevor B. Price            33       Executive Vice President



          Selected biographical information with respect to executive officers is set forth hereafter.

          Robert J. Warshaw (48), Chief Executive Officer since March 14, 2001. Mr. Warshaw also serves as Chief Executive Officer of OptiMark, Inc. Mr. Warshaw previously served as Co-Chief Executive Officer, Executive Vice President and Chief Technology Officer of OptiMark, Inc. From November 1999 through June 2000, Mr. Warshaw served as Executive Vice President and Chief Technology Officer of OptiMark Technologies, Inc. From October 1993 to October 1999, Mr. Warshaw was Chief Information Officer at Lazard Freres & Co. LLC, an international investment banking firm. Mr. Warshaw received his bachelor's degree in English from the University of Pennsylvania and a Masters in Management from Northwestern University's Kellogg School of Management.

          Neil G. Cohen (35), General Counsel and Corporate Secretary since May 18, 2001. Prior to joining OptiMark, Mr. Cohen was associated with the law firms of Cummings & Lockwood from 1997-1999, Rogers & Wells from 1994-1997, and
Cushman Darby & Cushman from 1992-1994. While at these law firms Mr. Cohen's practice concentrated on intellectual property litigation, licensing, and procurement. Mr. Cohen received his law degree from Hofstra University and his undergraduate degree in electrical engineering, with a concentration in computer science, from The George Washington University.

          James S. Pak (32), Executive Vice President of OptiMark, Inc. since December 1, 2001. From September 2001 through November 2001, Mr. Pak was a consultant to OptiMark. Between March 2001 and August 2001, Mr. Pak was an independent consultant. From October 1998 through March 2001, Mr. Pak was an investment banker at Lazard Freres & Co. LLC, an international investment banking firm, focused on mergers and acquisitions. Prior to working at Lazard, Mr. Pak worked from August 1992 through October 1998 for Merrill Lynch & Co. in various groups including investment banking and debt capital markets in New York and London. Mr. Pak has an undergraduate degree from New York University.

          Trevor B. Price (33), Executive Vice President of OptiMark, Inc. since April 16, 2001. Prior to joining OptiMark, Mr. Price was, from January 2000 through April 2001, Chairman, CEO and founder of SavvyJack, Inc. a business-to-business e-commerce application services provider. During the period from January 2000 through May 2000, while founding SavvyJack, Mr. Price also consulted with Continuous Software Corporation where he led the business transition process for the acquisition of Pagoda Corporation, a company that he founded and built. From June 1998 through January 2000, Mr. Price was co-founder Co-CEO and director of Pagoda Corporation with primary responsibility for product marketing and development. Pagoda successfully developed and deployed an enterprise knowledge management solution to Fortune 500 companies. From March 1992 through June 1998, Mr. Price served in different management positions at Software Services International, Inc, a global services capital firm. Mr. Price has an undergraduate degree from the University of Pennsylvania.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 13, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 13, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 13, 2002.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this report:

          1.     FINANCIAL STATEMENTS

          To be filed by amendment.

          2.     REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K on December 26, 2001, reporting the settlement of litigation with Transamerica Business Credit Corporation and others under Item 5.


          3.     EXHIBITS

          The exhibits listed on the accompanying index to exhibits immediately following are filed as part of, or incorporated by reference into, this Form 10-K and are numbered in accordance with the Exhibit Table of Item 601 of regulation S-K:

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

2.1 Agreement and Plan of Merger dated June 12, 2000 (incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form 10/A-1 (No. 000-30527)).

2.2 Subscription Agreement dated December 31, 2001 between SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP and OptiMark Innovations Inc. (f/k/a OTSH, Inc.) (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated December 31, 2001 (Commission File No. 000-30527)).

2.3 Subscription Agreement dated December 31, 2001 between OptiMark, Inc. and OptiMark Innovations Inc. (f/k/a OTSH, Inc.) (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated December 31, 2001 (Commission File No. 000-30527)).

2.4 Investors' Rights Agreement dated December 31, 2001 by and among OptiMark Innovations Inc. (f/k/a OTSH, Inc.), OptiMark Holdings, Inc., OptiMark, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP (incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated December 31, 2001 (Commission File No. 000-30527)).

2.5 Novation to Series E Preferred Stock Purchase Agreement dated as of June 29, 2001 (as amended on August 16, 2001 and November 16,
             2001), dated December 31, 2001, by and among OptiMark Holdings, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP (incorporated by reference to
             Exhibit 2.4 to Registrant's Current Report on Form 8-K dated December 31, 2001 (Commission File No. 000-30527)).

2.6 Securities Purchase Agreement, dated as of February 4, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (f/k/a OTSH, Inc.).

             (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 4, 2002 (Commission File No. 000-30527)).

2.7 Amendment to Securities Purchase Agreement dated as of February 4, 2002, dated March 6, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (f/k/a OTSH, Inc.).

3.1 Certificate of Incorporation of OptiMark Holdings, Inc. as amended to December 14, 2001 (incorporated by reference to Exhibit 3(i) to Registrant's Current Report on Form 8-K dated December 20, 2001 (Commission File No. 000-300527)).

3.2          By-Laws of OptiMark  Holdings,  Inc.  (incorporated by reference to
             Exhibit 3.2 to Registrant's Registration Statement on Form 10/A-1 (No. 000-30527)).

4.1          Specimen  Common Stock  Certificate  (incorporated  by reference to
             Exhibit 4.1 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.2          Specimen Preferred Stock Certificate  (incorporated by reference to
             Exhibit 4.2 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.3 Series A Stock Purchase Agreement, dated August 27, 1996, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.4 Registration Rights Agreement, dated August 27, 1996, by and among OptiMark and the parties names therein (incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.5 Amendment to Stock Purchase Agreement and Registration Rights Agreement, dated March 19, 1997, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.5 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.6 Amendment to Stock Purchase Agreement, Stockholders Agreement and Registration Rights Agreement, dated May 29, 1997, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.6 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.7 Amendment to Series A Registration Rights Agreement, dated January 1999, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.7 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.8 Series B Stock Purchase Agreement, dated December 22, 1998, by and among OptiMark and parties named therein (incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.9 Registration Rights Agreement, dated April 23, 1998, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.9 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.10 Series C Stock Purchase Agreement, dated June 11, 1999, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.10 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.11 Registration Rights Agreement, dated July 26, 1999, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.12 Series D Stock Purchase Agreement, dated July 30, 1999, by and between OptiMark and BancBoston Capital Inc. (incorporated by reference to Exhibit 4.12 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.13 Registration Rights Agreement dated, July 30, 1999, by and between OptiMark and BancBoston Capital Inc. (incorporated by reference to
             Exhibit 4.13 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.14 Registration Rights Agreement, dated September 19, 1998, by and between OptiMark and The NASDAQ Stock Market, Inc. (incorporated by reference to Exhibit 4.14 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.15 Amended and Restated Stockholders Agreement, dated April 23, 1998, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.15 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.16 Series E Stock Purchase Agreement, dated as of June 29, 2001, by and among OptiMark Holdings, Inc. and the entities set forth in the Schedule of Purchasers thereto (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 000-30527)).

4.17 Registration Rights Agreement, dated as of June 29, 2001, by and among OptiMark Holdings, Inc. and the holders of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit
             4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 000-30527)).

4.18 Amendment to the Series E Stock Purchase Agreement, dated as of August 16, 2001, by and among OptiMark Holdings, Inc. and the entities set forth in the Schedule of Purchasers thereto (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 000-30527)).

4.19 Amendment to the Registration Rights Agreement, dated as of August 16, 2001, by and among OptiMark Holdings, Inc. and the holders of Series E Cumulative Preferred Stock (incorporated by reference to
             Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 000-30527)).

10.1 OptiMark 1999 Stock Plan (adopted November 29, 1999) (incorporated by reference to Exhibit 10.5(a) to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.2 Amendment No. 1 to OptiMark 1999 Stock Plan (incorporated by reference to Exhibit 10.5(b) to Registrant's Registration Statement on Form 10/A-1 (No. 000-30527)).

10.3 Amendment No. 2 to OptiMark 1999 Stock Plan (incorporated by reference to Exhibit 10.5(c) to Registrant's Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-30527)).

10.4         OptiMark  Stock Option Plan  (Amended & Restated  January 27, 1999)
             (incorporated   by  reference  to  Exhibit  10.6  to   Registrant's
             Registration Statement on Form 10 (No. 000-30527)).

10.5 Form of Stock Option Agreement (1999 Stock Plan) (incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.6         Form of Stock Option  Agreement  (Amended and Restated Stock Option
             Plan) (incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.7 Form of Amendment No. 1 to Stock Option Agreements (incorporated by reference to Exhibit 10.8(b) to Registrant's Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-30527)).

10.8 Form of Non-Employee Director Option Agreement(incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.9 Employment, Trade Secret and Non-Competition Agreement, dated August 27, 1996, by and between OptiMark and William A. Lupien (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.10        Severance  Agreement  dated  January 5, 2001 by and between John T.
             Rickard and OptiMark, Inc. (incorporated by reference to Exhibit 10.12(b) to Registrant's Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-30527)).

10.11 Consulting Agreement dated January 15, 2001 by and among Orincon Industries, Inc., John T. Rickard and OptiMark, Inc. (incorporated by reference to Exhibit 10.12(c) to Registrant's Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-30527)).

10.12 Restricted Stock Purchase Agreement, dated December 1, 1998, by and between OptiMark and Phillip J. Riese (incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.13 Stock Purchase Agreement, dated December 18, 1998, by and between OptiMark and Phillip J. Riese (incorporated by reference to Exhibit
             10.15 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.14+ Services Agreement, dated January 1, 1999, by and between OptiMark and ISM Information Systems Management Corporation (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form 10/A-1 (No. 000-30527)).

10.15+ OptiMark/IBM Ops Agreement, dated February 2, 1999, by and between OptiMark and the parties named therein (incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form 10/A-1 (No. 000-30527)).

10.16 License Termination Agreement, dated March 19, 1999, by and between OptiMark and High Performance Markets, Ltd. (incorporated by reference to Exhibit 10.21 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.17 Common Stock Purchase Warrant, dated August 27, 1996, in favor of The Pacific Exchange, Inc. (incorporated by reference to Exhibit
             10.22 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.18 Common Stock Purchase Warrant, dated December 31, 1996, in favor of The Chicago Board Options Exchange, Inc. (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.19 Common Stock Purchase Warrant, dated April 23, 1998, in favor of Virginia Surety Company, Inc. (incorporated by reference to Exhibit
             10.24 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.20 Common Stock Purchase Warrant, dated June 19, 1998, in favor of Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.21 Common Stock Purchase Warrant, dated August 24, 1998, by and between OptiMark and Francis X. Egan (incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.22 NASDAQ Warrant Agreement, dated September 1, 1998, by and between OptiMark and The NASDAQ Stock Market, Inc. (incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.23 Common Stock Purchase Warrant, dated January 27, 1999, by and between OptiMark and BIOS Group LP (incorporated by reference to Exhibit 10.28 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.24 Warrant Agreement, dated October 27, 1999, by and between OptiMark and Knight/Trimark Group, Inc. (incorporated by reference to Exhibit 10.29 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

10.25+ Development, Subcontract, and Operations Agreement, dated May 17, 1999, by and among OptiMark, Inc. and Japan OptiMark Systems, Inc., as amended (incorporated by reference to Exhibit 10.31) to Registrant's Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-30527)).

10.26 Letters, dated May 23, 2001, amending OptiMark, Inc.'s agreement with Japan OptiMark Systems, Inc. (incorporated by reference to
             Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 000-30527)).

10.27 Employment Agreement, dated August 16, 2001, by and between OptiMark Holdings, Inc. and Robert J. Warshaw (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 000-30527)).

10.28 Amendment No.1 to Employment Agreement, dated August 16, 2001, by and between OptiMark Holdings, Inc. and Robert J. Warshaw (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 000-30527)).

10.29 Separation Agreement, dated August 15, 2001, by and between OptiMark, Inc. and James G. Rickard (incorporated by reference to
             Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 000-30527)).

10.30        OptiMark  Holdings,   Inc.  2001  Series  F  Preferred  Stock  Plan
             (incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 333-73356)).

10.31 Second Amended and Restated Promissory Note, dated October 12, 2002, executed by OptiMark Holdings, Inc. in favor of Robert J. Warshaw.

10.32        Employment Letter, dated June 19, 2001, from OptiMark, Inc. to Neil
             G. Cohen.

10.33        Employee  Agreement,   dated  December  1,  2002,  by  and  between
             OptiMark, Inc. and James Pak.

10.34 Employment Letter, dated April 9, 2001, from OptiMark, Inc. to Trevor B. Price.

10.35 Employee Agreement, dated May 16, 2001, by and between OptiMark, Inc. and Trevor B. Price.

10.36 Amendment to Employee Agreement, dated June 19, 2001, by and between OptiMark, Inc. and Trevor B. Price.

10.37 Employment Letter, dated April 17, 2001, by and between OptiMark, Inc. and Gary Meshell.

10.38 Employee Agreement, dated May 15, 2001, by and between OptiMark, Inc. and Gary B. Meshell.

10.39 Amendment to Employee Agreement, dated June 19, 2001, by and between OptiMark, Inc. and Gary B. Meshell.

10.40 Separation Agreement, dated February 16, 2002, by and between OptiMark, Inc. and Gary B. Meshell.

10.41        Employment Letter,  dated January 16, 2002, from OptiMark,  Inc. to
             James Pak.

21.1         Subsidiaries of OptiMark Holdings, Inc.




     + Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OPTIMARK HOLDINGS, INC.

     Dated April 1, 2002

                                     By:    /s/ Ronald D. Fisher
                                       ------------------------------
                                       Name:  Ronald D. Fisher
                                       Title: Director

                                     By:    /s/ William A. Lupien
                                       ------------------------------
                                       Name:  William A. Lupien
                                       Title: Chairman

                                     By:    /s/ Phillip J. Riese
                                       ------------------------------
                                       Name:  Phillip J. Riese
                                       Title: Director

                                     By:    /s/ Robert J. Warshaw
                                       ------------------------------
                                       Name:  Robert J. Warshaw
                                       Title: Chief Executive Officer, Director,
                                              Principal Financial and Accounting
                                              Officer