Form 10-K/A
period 2001-12-31
OPTIMARK HOLDINGS INC
filed 2002-04-30
CIK 1062023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                     Common Stock, Par Value $.01 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / /  No /X/

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

     As of March 21, 2002, there were 33,369,913 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

Registrant is filing this amendment to its Form 10-K pursuant to General Instruction G(3).

                             OPTIMARK HOLDINGS, INC.
                                    FORM 10-K
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                        Page No.
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant             1
Item 11.  Executive Compensation                                         2
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                  7
Item 13.  Certain Relationships and Related Transactions                10

Signatures                                                              13

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following list sets forth certain biographical information concerning the Board of Directors of OptiMark Holdings, Inc. ("OptiMark" or the "Company") as of April 29, 2002.

     WILLIAM A. LUPIEN (60), Chairman of the Board of Directors since 2000. Mr. Lupien was the founder and co-inventor of the OptiMark matching engine technology. Mr. Lupien has served as Chairman of the Board of Directors of OptiMark Technologies, Inc. and its predecessor, MJT Holdings, Inc., since its formation in 1988. From inception through November 1998, Mr. Lupien served as the Chief Executive Officer of OptiMark Technologies, Inc. Mr. Lupien also serves as a Director of Broker Tec Futures Exchange, L.L.C. Mr. Lupien received his Bachelor of Science degree from San Diego State University.

     RONALD D. FISHER (54), Director since November 1999. Mr. Fisher is the Vice Chairman of SOFTBANK Holdings Inc. and a Director of SOFTBANK CORP, Japan. Mr. Fisher also serves as the CEO of SOFTBANK Global Ventures. Mr. Fisher also serves as a member of the boards of directors of SOFTBANK Corp., E*Trade Group, Key3Media, Global Sports and InsWeb Corporation. Mr. Fisher received his M.B.A. from Columbia University, New York and Bachelor of Commerce degree from the University of Witwatersand in South Africa.

     ROBERT J. WARSHAW (48), Chief Executive Officer since March 2001. Mr. Warshaw also serves as Chief Executive Officer of OptiMark, Inc. Mr. Warshaw previously served as Co-Chief Executive Officer, Executive Vice President and Chief Technology Officer of OptiMark, Inc. From November 1999 to June 2000, Mr. Warshaw served as Executive Vice President and Chief Technology Officer of OptiMark Technologies, Inc. From October 1993 to October 1999, Mr. Warshaw was Chief Information Officer at Lazard Freres & Co. LLC., an international investment banking firm. Mr. Warshaw received his bachelor's degree in English from the University of Pennsylvania and a Masters in Management from Northwestern University's Kellogg School of Management.

     PHILLIP J. RIESE (51), Director since November 1998. Mr. Riese is Chief Executive Officer and a director of AirClic, Inc., which specializes in simplifying wireless access to the web using bar code symbology. Mr. Riese served as Chief Executive Officer of OptiMark Holdings, Inc. from June 2000 until September 2000. From November 1998 to June 2000, he served as Chief Executive Officer of OptiMark Technologies, Inc. From 1994 to November 1998, Mr. Riese was President of the Consumer Card Group of American Express, a credit card company, and Chairman of American Express Centurion Bank. From 1980 to 1994, he served in a variety of executive positions at American Express. Mr. Riese received a B. Comm. degree from Leeds University in the United Kingdom. He received an M.B.A. from the University of Cape Town in South Africa and an SM degree in Management from MIT.

     The executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company as of April 29, 2002 (none of whom has a family relationship with another executive officer).

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

     Information regarding the business experience of Mr. Warshaw is set forth above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's executive officers, directors and ten percent shareholders are required under Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission. Copies of these reports must also be furnished to the Company. Based upon its review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that during the year ended December 31, 2001, all filing requirements applicable to its officers, directors and ten percent shareholders were complied within a timely manner, with the exception of the Form 3 for Mr. James S. Pak and six Form 4's for the SOFTBANK Affiliates (as hereinafter defined), which were not filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     Upon initial election to the Board of Directors, each non-employee Director was granted an option to purchase 50,000 shares of common stock, par value $.01 per share (the "Common Stock"), pursuant to the OptiMark Holdings, Inc. 1999 Stock Plan (the "Common Stock Plan"). In addition, on the first business day following each annual meeting of OptiMark's shareholders, each non-employee Director was granted an option to purchase 10,000 shares of Common Stock pursuant to the Common Stock Plan. Options granted under the Common Stock Plan to non-employee Directors vest ratably over five years, subject to continuing service on the Board of Directors, and have a term of ten years.

     In November 2001, the Company adopted OptiMark Holdings, Inc. 2001 Series F Preferred Stock Plan (the "Series F Stock Plan") pursuant to which certain individuals would receive grants of options to purchase Series F Preferred Stock, par value $.01 per share (the "Series F Stock"). Following the adoption of the Series F Stock Plan in November 2001, no further options have been or will be granted to non-employee Directors under the Common Stock Plan. In November 2001, each current non-employee Director (that is, Messrs. Fisher, Lupien, and Riese) was granted an option to purchase 25,000 shares of Series F Stock pursuant to the Series F Stock Plan, which vested immediately following stockholder approval of the Series F Stock Plan and has a term of ten years. Thereafter, upon initial election to the Board of Directors and on the first business day following each annual meeting of OptiMark's shareholders, each non-employee Director will be granted an option to purchase 10,000 shares of Series F Stock pursuant to the Series F Stock Plan. Options granted under the Series F Stock Plan to non-employee Directors in accordance with the preceding sentence shall fully vest on the first anniversary of the date of grant, subject to continuing service on the Board of Directors, and have a term of ten years. In addition, each non-employee Director shall have one year from resignation or expiration of his term as a Director to exercise vested options granted under the Series F Stock Plan.

     Directors of OptiMark do not receive cash compensation for service as members of the Board of Directors or committees thereof. All Directors are reimbursed for out-of-pocket expenses.

Executive Summary Compensation Table

     The following table provides a summary of compensation earned by the named executive officers of the Company, which include the Company's Chief Executive Officer, its former Co-Chief Executive Officer and the other executives whose total salary and bonus for 2001 exceeded $100,000 (including those executives for whom disclosure would have been required but for the fact that they resigned in 2001), for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years:

                                                                                                Long-Term
                                                                                                Long Term
                                                                                              Compensations
                                                      Annual Compensation                         Awards
                                                      -------------------                     -------------
                                                                                                Securities
                                                                               Other            Underlying
                                       Fiscal     Salary         Bonus      Compensation          Options
Name and Principal Position            Year         ($)           ($)            ($)                (#)
---------------------------            ----         ---           ---            ---                ---
Robert J. Warshaw ...................   2001     257,291        175,000      1,950,000(1)
Chief Executive Officer .............   2000     225,000        175,000        250,000(3,4)
                                        1999      28,990(2)        --             --            500,000(3,4)

Neil G. Cohen .......................   2001     200,000         38,374           --            185,000(1)
Secretary & General Counsel .........   2000     162,500         21,875           --             55,000(3,4)
                                        1999      63,942(2)        --             --             20,000(3,4)

David C. Johnson, Jr ................   2001     100,841        100,000(5)      25,000(1)
Former Co-Chief Executive Officer (5)   2000     168,750          4,270           --            150,000(3)
                                                    1999         98,383(2)        --            100,000(3)

Gary B. Meshell .....................   2001     144,952(2)      33,333           --               --
Executive Vice President of .........   2000        --             --             --               --
OptiMark, Inc.(6)
                                        1999        --             --             --               --

Trevor B. Price .....................   2001     123,958(2)        --             --            277,398(1)
Executive Vice President of .........                                                           525,000(3)

OptiMark, Inc. (7)
                                        2000        --             --             --               --
                                        1999        --             --             --               --

-------


(1)  Options to purchase shares of Series F Stock.

(2) Executive Officer was an employee with the Company only for part of that year.

(3)  Options to purchase shares of Common Stock.

(4) All outstanding options on Common Stock of Executive Officer were repriced to an exercise price of $0.50 per share in December 2000 upon the execution of Amendment No. 1 to Stock Option Agreements.

(5) Mr. Johnson resigned as Co-Chief Executive Officer in March 2001. Mr. Johnson received in the year 2001 a bonus in the amount of $100,000, earned in the year 2000, for his sales-related activities that occurred prior to assuming the position as Co-Chief Executive Officer.

(6) Mr. Meshell was not employed by OptiMark, Inc. in 1999 or 2000 and he resigned as Executive Vice President in January 2002.

(7)  Mr. Price was not employed by the Company in 1999 or 2000.

Option Grants

     In November 2001, options to purchase Series F Stock and Common Stock were granted to various individuals pursuant to the terms of the Series F Stock Plan and the Common Stock Plan, respectively. The following table sets forth the awards made to the named executive officers.

                                                                                            Potential Realizable
                                                                                            Value at Assumed Annual
                                                                                            Rates of Stock
                                                                                            Price Appreciation for
Individual Grants                                                                           Option Term
--------------------------------------------------------------------------------------      ------------------------
                                           Percent of
                                           Total Options
                           Number of       Granted to
                           Securities      Employees In    Exercise or
                           Underlying      Fiscal          Base Price     Expiration
                               Options         Year         Per Share        Date           5%($)        10%($)
                           ------------    ------------    -----------    ----------        -----        ------

NAME
----
Robert J. Warshaw          1,950,000(1)      30.1          $0.10          11/15/2011        117,000      292,500

Neil G. Cohen              185,000(1)         2.9          $0.10          11/15/2011        11,100       27,750

David C. Johnson, Jr.      25,000(1)          0.4          $0.10          11/15/2011        15,000       3,750



Trevor B. Price            277,398(1)         4.3          $0.10          11/15/2011        16,644       41,610
                           525,000(2)                      $0.50          05/09/2011        162,750      420,000


----------

(1)  Options to purchase shares of Series F Stock.
(2)  Options to purchase shares of Common Stock.

Fiscal 2001 Year End Option Values

     No options were exercised during fiscal year 2001 by the named executive officers. The following table describes the named executive officers' exercisable and unexercisable options held as of December 31, 2001. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is the value as of December 31, 2001, in each case as determined by the Board of Directors, less the exercise price. All options were granted under either the Series F Stock Plan or the Common Stock Plan as indicated.

                                     Number of Securities                   Value of Unexercised
                               Underlying Unexercised Options at          In-the-Money Options at
                                      Fiscal Year End (#)                   Fiscal Year End ($)
                                      -------------------                   -------------------
Name                          Exercisable         Unexercisable       Exercisable     Unexercisable
----                          -----------         -------------       -----------     -------------
Robert J. Warshaw               195,000(1)            1,755,000            -0-              -0-
                                390,000(2)              360,000            -0-              -0-

Neil G. Cohen                    18,500(1)              166,500            -0-              -0-
                                 30,000(2)               45,000            -0-              -0-

David C. Johnson, Jr.             2,500(1)               22,500            -0-              -0-

Gary B. Meshell                      -0-                    -0-            -0-              -0-

Trevor B. Price                  27,739(1)              249,659            -0-              -0-
                                     -0-(2)            525,000             -0-              -0-

(1)    Options to purchase shares of Series F Stock.

(2)    Options to purchase Common Stock.

Repricing Discussion

     On September 19, 2000, the Company's Board of Directors authorized a repricing of options on Common Stock. The repricing reduced the exercise price of all outstanding options on Common Stock that had been granted to those employees, officers, and directors who remained with the Company after that date from exercise prices ranging from $1.50-$14.00 per share to $0.50 per share.

     The options on Common Stock were intended to provide incentives for option holders to continue as employees, officers, and directors of the Company based on the potential for appreciation of the stock price of the Company to a level in excess of the exercise price of the options. The Board of Directors determined that the fair market value as of September 19, 2000 of a share of Common Stock of the Company was $0.50 per share, which was significantly below the prices at which options on Common Stock had originally been granted. The Board of Directors further determined that the fair market value caused the stock options to lose much of their intended motivating effect on employees, officers, and directors. The repricing was intended to reinstate the original intent of the options on Common Stock.

     Options to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share held by Mr. Warshaw were repriced to an exercise price of $0.50 per share and have remaining terms of 2 years and 3 years, respectively.

Management Contracts

     On August 16, 2001, OptiMark entered into a written employment agreement with Robert J. Warshaw that replaced an earlier oral agreement reached on September 19, 2000. Under the terms of the written agreement, Mr. Warshaw retained the position of Chief Executive Officer of the Company, received a base salary of $250,000 per year, and was granted a bonus in the amount of not less than $200,000, subject to increase at the discretion of the Board of Directors, which is to be paid bi-monthly through August, 2002. In addition, the employment agreement provided Mr. Warshaw with the right to receive 1,950,000 options to purchase Series F Stock as of the date options to purchase Series F Stock are granted to senior executives of the Company. Mr. Warshaw also received a right to borrow a principal amount of $150,000 from OptiMark of which he has drawn $150,000. Interest on the principal amount of the loan accrued at the applicable federal rate, as defined in Section 1274 of the Internal Revenue Code, per annum from the date the loan was drawn and will be due in full, along with accrued interest, on the termination of Mr. Warshaw's employment with OptiMark for cause (as defined in the employment agreement). Under the terms of the agreement, the Company has forgiven the loan, and all accrued interest thereon, as of January 31, 2002. On October 12, 2001, Mr. Warshaw borrowed a principal amount of $90,000 from OptiMark, Inc. Under the terms and conditions of a promissory note executed by Mr. Warshaw governing this loan, interest on the principal amount accrued at 6% per annum from the date of the loan and was due in full, along with accrued interest on December 31, 2001. In 2002, Mr. Warshaw executed first and second amended and restated promissory notes, which set the due dates for repayment to February 28 and March 31, 2002, respectively. Mr. Warshaw repaid the principal and interest of this loan in March 2002.

     On June 19, 2001, OptiMark, Inc. entered into an employment agreement with Neil G. Cohen. Under the terms of the agreement, Mr. Cohen serves as an executive vice president and general counsel of OptiMark, Inc. and the general counsel and corporate secretary of OptiMark Holdings, Inc. Mr. Cohen receives an annual salary of $200,000. In addition, the employment agreement provided Mr. Cohen with the right to receive a certain percentage of options under option plans adopted by OptiMark subsequent to the entering into of the employment agreement.

     On April 9, 2001, OptiMark, Inc. entered into an employment agreement with Trevor B. Price. Under the terms of the agreement, Mr. Price serves as an executive vice president of product strategy at an annual salary of $175,000. In addition, the employment agreement provided Mr. Price with the right to receive a certain percentage of options under option plans existing as of the date Mr. Price and OptiMark entered into the employment agreement and under future plans adopted by OptiMark.

     On April 17, 2001, OptiMark, Inc. entered into an employment agreement with Gary B. Meshell. Under the terms of the agreement, Mr. Meshell served as an executive vice president of sales, marketing and business development at an annual salary of $225,000 and received a $50,000 bonus, which was to be paid to him in equal monthly installments over a twelve-month period. Mr. Meshell received bonus payments totaling $37,500 through his resignation from OptiMark, Inc. in January 2002. Under the agreement, Mr. Meshell was to receive options to acquire a certain percentage of options under option plans existing as of the date Mr. Meshell and OptiMark entered into the employment agreement and under future plans adopted by OptiMark. However, these options were not granted to him because he did not execute the required paperwork prior to his resignation. In connection with Mr. Meshell's resignation, he and OptiMark, Inc. entered into a separation agreement. Under the terms of the separation agreement, OptiMark, Inc. paid to Mr. Meshell an amount equal to $22,500 in return for a general release and other consideration. On January 16, 2002, OptiMark, Inc. entered into an employment agreement with James S. Pak. Under the terms of the agreement, Mr. Pak serves as executive vice president of strategic development at an annual salary of $175,000. Mr. Pak received options to acquire 277,398 shares of Series F Preferred Stock, exercisable with respect to not less than 69,349 shares each year for four years.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following tables sets forth, as of April 29, 2002, certain information regarding the beneficial ownership of the Common Stock, Series A Convertible Participating Preferred Stock, $.01 par value ("Series A Stock"), Series B Convertible Participating Preferred Stock, $.01 par value ("Series B Stock"), Series C Convertible Preferred Stock, $.01 par value ("Series C Stock"), Series D Convertible Preferred Stock, $.01 par value ("Series D Stock"), Series E Cumulative Preferred Stock, $.01 par value ("Series E Stock"), and Series G Preferred Stock, $.01 par value (the "Series G Stock", and together with Series A Stock, Series B Stock, Series C Stock, Series D Stock, Series E Stock and Series F Stock, the "Preferred Stock" ) for (i) each of the Company's executive officers named in the Executive Summary Compensation Table in Item 11; (ii) each current Director of the Company; (iii) each person who is known to the Company to own beneficially more than 5% of the voting securities of the Company of any class; and (iv) all executive officers and Directors of the Company as a group. Such information is based, in part, upon the information provided by certain shareholders of the Company. In the case of persons other than executive officers and Directors of the Company, such information is based solely on an internal review of the Company's files, the filings made by such shareholders pursuant to the Exchange Act and information received from the Company's transfer agent.

    Except as indicated in the footnotes to these tables, all persons listed have sole voting and investment power for all shares shown as beneficially owned. With respect to each series of Preferred Stock, only those executive officers and Directors who beneficially own shares of that series are named in the tables. Unless otherwise indicated, the address of each person named in the following tables is c/o OptiMark Holdings, Inc., 10 Exchange Place, 24th Floor, Jersey City, New Jersey 07302.

COMMON STOCK

                                             Number of
Name and Address of Beneficial Owners        Shares              Percent
-------------------------------------        ------              -------

The Nasdaq Stock Market, Inc.                11,250,000  (1)       25.6
Ronald D. Fisher                              8,270,000  (2)       20.2
SOFTBANK Affiliates                           8,250,000  (2)       20.2
William A. Lupien                             5,624,914  (3)       17.2
Dow Jones & Company, Inc.                     5,459,592  (4)       15.3
Richard W. Jones                              4,767,427  (5)       14.6
American Century Companies, Inc.              2,800,000  (6)        8.4
Virginia Surety Company, Inc.                 2,500,000  (7)        7.1
Robert J. Warshaw                               390,000  (8)        1.2
Phillip J. Riese                                200,000  (9)          *
Trevor B. Price                                 105,000 (10)          *
Neil G. Cohen                                    30,000 (11)          *


All current directors and executive officers
as a group (7 persons)                       14,619,914 (12)       35.1

-------

*   Less than one percent

(1) Represents shares of Common Stock issuable on exercise of warrants exercisable within 60 days of April 29, 2002. The address of The Nasdaq Stock Market, Inc. is 1735 K Street, N.W., Washington, D.C. 20006.

(2) Represents 4,101,264, 4,030,761, and 117,975 shares of Common Stock issuable currently on conversion of 4,101,264, 4,030,761, and 117,975 shares of Series C Stock held by SOFTBANK Capital Partners L.P. ("SOFTBANK Partners"), SOFTBANK Capital L.P. ("SOFTBANK Capital") and SOFTBANK Capital Advisors Fund L.P. ("SOFTBANK Advisors"), respectively. SOFTBANK Partners, SOFTBANK Capital and SOFTBANK Advisors are referred to collectively herein as the "Softbank Affiliates." In addition, Mr. Fisher's amount includes 20,000 shares of Common Stock which could be acquired upon exercise of options within 60 days of April 29, 2002 held by him. Mr. Fisher, a Director of the Company, is a managing director of the general partner of each of the SOFTBANK Affiliates. Mr. Fisher disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. The address of the SOFTBANK Affiliates is 1188 Centre Street, Newton Center, MA 02459.

(3) Includes 4,725,676 shares held jointly by Mr. Lupien and his spouse, 792,400 shares held by a family partnership controlled by Mr. Lupien and 52,419 shares held by Mr. Lupien's spouse. Mr. Lupien disclaims beneficial ownership of the shares held by his spouse.

(4) Includes 3,157,028 shares of Common Stock issuable currently on conversion of 789,257 shares of Series A Stock. The address of Dow Jones & Company, Inc. is 200 Liberty Street, New York, NY 10281.

(5) Includes 3,772,047 shares held by a trust of which Mr. Jones is the trustee and 90,004 shares held in an IRA of which Mr. Jones is the beneficiary. Mr. Jones' term as a Director of the Company expired on May 21, 2001. The address of Mr. Jones is 442 S. Marengo Avenue, Pasadena, CA 91101.

(6) Includes 740,000 shares of Common Stock issuable currently on conversion of 740,000 shares of non-voting Common Stock. The address of American Century Companies, Inc. is 4500 Main Street, Kansas City, MO 64141.

(7) Represents 2,000,000 shares of Common Stock issuable currently on conversion of 2,000,000 shares of Series B Stock and 500,000 shares of Common Stock issuable on exercise of a warrant exercisable within 60 days of April 29, 2002. The address of Virginia Surety Company, Inc. is 123 North Wacker Drive, 29th Floor, Chicago, IL 60606.

(8) Represents 390,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of April 29, 2002.

(9) Mr. Riese resigned as Chief Executive Officer of the Company in September 2000. Mr. Riese currently is a Director of the Company but is not standing for re-election.

(10) Represents 105,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of April 29, 2002.

(11) Represents 30,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of April 29, 2002.

(12) Includes 545,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 29, 2002.

SERIES A CONVERTIBLE PARTICIPATING PREFERRED STOCK

                                                  Number of
Name and Address of Beneficial Owners              Shares              Percent
-------------------------------------              ------              -------

Alice L. Walton                                    136,426(1)           14.7
Dow Jones & Company, Inc.                          789,257              85.3

----------

(1) Represents shares held by Alice L. Walton, whose address is 10587 Highway 281, South Mineral Wells, TX 76067.

SERIES B CONVERTIBLE PARTICIPATING PREFERRED STOCK

                                                 Number of
                                                 ---------
Name and Address of Beneficial Owners              Shares             Percent
-------------------------------------              ------             -------

Virginia Surety Company, Inc.                    2,000,000              18.2
Merrill Lynch affiliates                         1,500,000(1)           13.6
PaineWebber Capital, Inc.                        1,060,000(2)            9.6
Credit Suisse First Boston                       1,000,000(3)            9.1
The Goldman Sachs Group, Inc.                    1,000,000(4)            9.1
CIBC Wood Gundy Capital Corp.                      850,000(5)            7.7
Nihon Keizai Shimbun, Inc.                         800,000(6)            7.3

----------
(1) Represents 750,000 shares held by ML IBK Positions, Inc., 562,500 shares held by Merrill Lynch KECALP L.P. 1997 and 187,500 shares held by Merrill Lynch KEKALP International L.P. 1997. The address of the Merrill Lynch entities is 250 Vesey Street, 5th Floor, New York, NY 10281.

(2) The address of PaineWebber Capital, Inc., is 1285 Avenue of the Americas, 14th Floor, New York, NY 10019.

(3) The address of Credit Suisse First Boston is c/o OptiMark Investors, Inc. 11 Madison Avenue, 3rd Floor, New York, NY 10004.

(4) The address of The Goldman Sachs Group, Inc. is 85 Broad Street, 12th Floor, New York, NY 10004.

(5) The address of CIBC Wood Gundy Capital Corp. is 425 Lexington Avenue, 9th Floor, New York, NY 10017.

(6) The address of Nihon Keizai Shimbun, Inc. is 9-5, Ohtemachi 1-chome, Chiyoda-ku Tokyo 100- 0004, Japan.

SERIES C CONVERTIBLE PREFERRED STOCK

                                               Number of
Name and Address of Beneficial Owners           Shares             Percent
-------------------------------------           ------             -------

SOFTBANK Affiliates                           8,250,000(1)           100
Ronald D. Fisher                              8,250,000(1)           100
All directors and executive officers
as a group (1 person)                         8,250,000              100

----------

(1) Represents 4,101,264, 4,030,761, and 117,975 shares held by SOFTBANK Partners, SOFTBANK Capital and SOFTBANK Advisors, respectively. Each share of Series C Stock is convertible into one share of Common Stock. Mr. Fisher, a Director of the Company, is a managing director of the general partner of each of these SOFTBANK Affiliates. Mr. Fisher disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

SERIES D CONVERTIBLE PREFERRED STOCK

                                              Number of
                                              ---------
 Name and Address of Beneficial Owners          Shares             Percent
 -------------------------------------          ------             -------

 BancBoston Capital                            250,000 (1)           100

----------

(1) Represents shares held by BancBoston Capital Inc., whose address is 175 Federal Street, Boston, MA 02110.

SERIES E CUMULATIVE PREFERRED STOCK

                                              Number of
                                              ---------
 Name and Address of Beneficial Owners          Shares            Percent
 -------------------------------------          ------            -------

 SOFTBANK  Affiliates                          973,333(1)           99.0
 Ronald D. Fisher                              973,333(1)           99.0

 All directors and executive officers
 as a group (1 person)                         983,333             100.0
----------

(1) Represents 486,647 shares held by SOFTBANK Partners, 478,286 shares held by SOFTBANK Capital and 8,400 shares held by SOFTBANK Advisors. Ronald D. Fisher, a Director of the Company, is a managing director of the general partner of each of the SOFTBANK Affiliates. Mr. Fisher disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.



SERIES G PREFERRED STOCK

                                              Number of
                                              ---------
 Name and Address of Beneficial Owners          Shares            Percent
 -------------------------------------          ------            -------

 Transamerica Technology Finance Co.           249,330(1)          83.1
 Linc Equipment Receivables Trust 1999-1        20,820(2)           6.9
 Diamond Lease (U.S.A.), Inc.                   17,040(3)           5.7
----------

(1) Represents shares held by Transamerica Technology Finance Co., whose address is 76 Batterson Park Road, Farmington, CT 06032.

(2) Represents shares held by Linc Equipment Receivables Trust 1999-1, whose address is c/o Cash Recovery LLC, 180 N. LaSalle #3120, Chicago, IL 60601.

(3) Represents shares held by Diamond Lease (U.S.A.), Inc., whose address is 350 5th Ave., Empire State Building, Suite 616, New York, NY 10118.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 29, 2001, OptiMark and the SOFTBANK Affiliates entered into a Preferred Stock Purchase Agreement whereby the SOFTBANK Affiliates agreed to purchase up to an aggregate of 1,000,000 shares of Series E Stock at a price of $15.00 per share (as amended on August 16, 2001 and November 16, 2001, the "Series E Preferred Stock Purchase Agreement"). The purchase of shares took place at approximately one-month intervals from June 2001 through January 2002. The SOFTBANK Affiliates purchased approximately 973,333 shares of Series E Stock for an aggregate amount of approximately $14,600,000.

     On December 28, 2001, OptiMark Innovations Inc. ("Innovations") was incorporated in Delaware. The issued and outstanding shares of capital stock of Innovations is currently held by OptiMark, Inc., a wholly-owned subsidiary of the Company, and the SOFTBANK Affiliates.

     OptiMark, Inc. received 200 shares of Innovations common stock, par value $.01 per share (the "Innovations Common Stock"), in exchange for a cash payment of $500,000 and 2,000 shares of Innovations preferred stock, par value $.01 per share (the "Innovations Preferred Stock") in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Innovations Preferred Stock was the result of the evaluation by the board of directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding a $10,000,000 investment for a one-third interest in Innovations. The SOFTBANK Affiliates received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for $250,000 cash. Simultaneously, the SOFTBANK Affiliates' remaining obligation to purchase shares of Series E Stock from OptiMark pursuant to the Series E Preferred Stock Purchase Agreement was reduced by $250,000. Upon completion of the transaction, Innovations' aggregate assets consisted of the Assets and $750,000 in cash.

     The Company and the SOFTBANK Affiliates agreed to certain put and call rights applicable to the SOFTBANK Shares as follows:

         First Call Right of the Company on SOFTBANK Shares

     The Independent Committee (the "Independent Committee") of the Company's Board of Directors (the "Board") has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board that the Company purchase all, but not less than all, of the SOFTBANK Shares for $125,000 in cash and 16,667 shares of Series E Stock. If the Board accepts such recommendation, the SOFTBANK Affiliates would be obligated to sell the SOFTBANK Shares for that consideration.

         Liquidity Event Discretionary Call of the Company on SOFTBANK Shares

     Upon the occurrence of a Liquidity Event (defined below) on or before September 30, 2003, the SOFTBANK Shares will be purchased by the Company for $125,000 in cash and 16,667 shares of Series E Stock. A "Liquidity Event" means any of the following: (i) Innovations' sale, conveyance or other disposition of all or substantially all of its assets; (ii) the acquisition of Innovations by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of Innovations for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of Innovations immediately prior to the consummation of such transaction hold at least 50% of the voting power of the surviving corporation as a result of such transaction; (iii) the consummation by
Innovations of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of Innovations immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of Innovations immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions); or (iv) any initial underwritten public offering of Innovations Common Stock. Notwithstanding the foregoing, the Company will not exercise this call option in the event that the Independent Committee recommends that the Company not purchase the SOFTBANK Shares.

     Mandatory Call of the Company on SOFTBANK Shares

     In the event that: (i) the call rights of the Company described above have not been exercised on or before September 30, 2003, (ii) the Independent Committee no longer exists and (iii) no independent directors serve on the Board and, after reasonable good faith efforts by the remaining members of the Board, no independent persons qualified to serve on the Board have been found or, if found, are not willing to serve on the Board, then the Board will engage an independent investment banking, accounting or third party valuation firm to evaluate whether or not it is in the best interests of the Company that it purchase the SOFTBANK Shares. If such third party determines it is in the best interests of the Company to purchase the SOFTBANK Shares, the Company will be obligated to purchase such shares on or before December 31, 2003 for $125,000 in cash and 16,667 shares of Series E Stock.

         First Put Right to the Company of SOFTBANK Shares

     SOFTBANK has the right, commencing on October 1, 2002 and continuing until September 30, 2003, to put all, but not less than all, of the SOFTBANK Shares to the Company in exchange for 16,667 shares of Series E Stock.

         Second Put Right to the Company of SOFTBANK Shares

In the event that no put of, or call on, the SOFTBANK Shares has been exercised by October 31, 2003, then commencing on November 1, 2003 and continuing until November 30, 2003, the SOFTBANK Affiliates have the right to require the Company to purchase all, but not less than all, of the SOFTBANK Shares for 16,667 shares of Series E Stock.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OPTIMARK HOLDINGS, INC.



                                            By /s/ Neil G. Cohen
                                              -------------------------------
                                              Name:  Neil G. Cohen
                                              Title: Secretary









Dated April 30, 2002