Form 10-K/A
period 2001-12-31
OPTIMARK HOLDINGS INC
filed 2002-07-22
CIK 1062023

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

     As of June 28, 2002, there were 33,369,913 shares of the Registrant's common stock outstanding.

                       Documents Incorporated by Reference

     None.

                                EXPLANATORY NOTE

In our previous filings of Form 10-K on April 1 and April 30, 2002, certain items were omitted. This filing amends and restates the former filing and includes the following items that were omitted: Part II, Items 6, 7, 7A, and 8.

                             OPTIMARK HOLDINGS, INC.
                                    FORM 10-K
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                        Page No.
                                     PART I
Item 1.  Business                                                           6
Item 2.  Properties                                                         14
Item 3.  Legal Proceedings                                                  14
Item 4.  Submission of Matters to a Vote of Security Holders                16

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters
                                                                            17
Item 6.  Selected Financial Data                                            19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20
Item 7A. Quantitative and Qualitative Disclosure About Market Risk          29
Item 8.  Financial Statements                                               30
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           30

                                    PART III
Item 10. Directors and Executive Officers of the Registrant                 31
Item 11. Executive Compensation                                             32
Item 12. Security Ownership of Certain Beneficial Owners and Management     36
Item 13. Certain Relationships and Related Transactions                     40

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                        42

Signatures                                                                  50

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

         Statements made in this Annual Report on Form 10-K as to the contents of any contract, agreement or other document referred to are not necessarily complete. With respect to each such contract, agreement or other document filed as an exhibit to this Annual Report on Form 10-K, we refer you to the exhibit to this Annual Report on Form 10-K referencing the item for a more complete description of the matter involved, and each such statement is qualified in its entirety by such reference.

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

         Holdings  has  two  wholly-owned   subsidiaries:   (1)  OptiMark,  Inc.
("OptiMark") and (2) OptiMark US Equities, Inc. ("Equities"). On December 28, 2001, OptiMark formed a majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and OptiMark currently holds 44% of the voting interests in Innovations as more fully described below.

         In this report, Holdings, OptiMark and Equities are referred to collectively as the "Company," "our," and/or "we."

HOLDINGS

         Holdings' principal business is to hold the securities of OptiMark and, through OptiMark, Innovations. Until September 19, 2000, Holdings operated in two segments, the Exchange Solutions Services Business and the US Equities Business. The Exchange Solutions Services Business operated by OptiMark was formerly referred to as the Electronic Markets Business and developed software and provided design, development and maintenance services for building and operating electronic markets and exchanges. On or about January 30, 2002, OptiMark effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business.

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

         As a result of the suspension of the Exchange Solutions Services Business and the discontinuation of the US Equities Business, the future value of Holdings' common stock will depend principally on the value of the investment that Innovations made in The Ashton Technology Group, Inc. ("Ashton") on May 7, 2002 and on other transactions that the Company may consummate.

         OptiMark continues to attempt to solicit interest from or opportunities with third parties concerning possible additional investments or strategic alliances. However, no binding or definitive arrangements have been reached with any third parties and there can be no assurances that any such transactions will be consummated.

         In the event that the Company cannot obtain additional financing or capital contributions by October 2002, Holdings would not have access to sufficient financial capital to permit continued business operations.
Accordingly, Holdings would face the imminent and likely potential for bankruptcy or liquidation. If Holdings is forced to declare bankruptcy or pursue liquidation, the value of Holdings' assets may not be sufficient to pay its creditors in full and, accordingly, Holdings' common and preferred stock would have no value.

INNOVATIONS

Formation of Innovations
------------------------

         Innovations was incorporated in Delaware on December 28, 2001. Innovations has authorized capital stock of 7,000 shares of common stock, par value $.01 per share (the "Innovations Common Stock"), and 3,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). Innovations has designated 2,000 shares of the Innovations Preferred Stock as "Non-Qualified Preferred Stock," which has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Non-Qualified Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Non-Qualified Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017.

         Innovations has designated 1,000 shares of the Innovations Preferred Stock as "Series B Preferred Stock," which has a cumulative preferred dividend at an annual rate of $519.21 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Innovations Series B Preferred Stock is equal to $10,389.61 per share plus the aggregate amount of accrued and unpaid dividends or distributions.

         All of the Innovations Preferred Stock is non-voting.

Investment Structure
--------------------

         On December 31, 2001, OptiMark received 200 shares of Innovations Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Non-Qualified Preferred Stock in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Non-Qualified Preferred Stock was the result of the evaluation by the board of directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding an approximate $10,000,000 investment for a one-third interest in Innovations (see below). SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP (collectively, "SOFTBANK") received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for $250,000 cash. Simultaneously, SOFTBANK's remaining obligation to purchase shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock") from Holdings pursuant to that certain Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001 (as amended on August 16, 2001 and November 16, 2001), by and among Holdings and SOFTBANK was reduced by $250,000. Upon its formation and initial capitalization, Innovations' aggregate assets consisted of the Assets and $750,000 in cash.

         On April 30, 2002, Draper Fisher Jurvetson ePlanet Ventures, L.P., Draper Fisher Jurvetson ePlanet Partners Fund, L.L.C. and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG (collectively, "Draper") purchased 150 shares of the Innovations Common Stock for an aggregate cash purchase price of $375,000. On May 7, 2002, Draper purchased 963 shares of the Innovations Series B Preferred Stock for an aggregate cash purchase price of $9,630,000.

         In connection with the Series B Preferred Stock subscription, Holdings, OptiMark, Innovations, Draper and SOFTBANK entered into an amended and restated Investors' Rights Agreement (the "Innovations Rights Agreement"). Pursuant to the terms of the Innovations Rights Agreement, Draper received (i) preemptive rights to subscribe for future sales by Innovations of any shares of, or securities convertible into or exercisable for any shares of, any class of Innovations capital stock, (ii) registration rights and (iii) the right to designate two (2) directors to Innovations' board of directors.

         Through the subscription for Innovations Common Stock and Series B Preferred Stock by Draper, Innovations obtained the cash financing necessary to
(a) pay the approximately $7.3 million each portion of the purchase price for Ashton's common stock and (b) provide the principal amount of approximately $2.7 million for the senior secured convertible note.

         Put and Call Rights of SOFTBANK and Holdings
         --------------------------------------------

         Pursuant to the terms of the Innovations Rights Agreement, SOFTBANK and Holdings agreed to certain put and call rights applicable to the SOFTBANK Shares as follows:

             First Call Right of Holdings on SOFTBANK Shares
             -----------------------------------------------

         The Independent Committee (the "Independent Committee") of Holdings' Board of Directors has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board of Directors that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

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

Business of Innovations
-----------------------

         The principal business of Innovations is to hold Ashton's common stock for the benefit of the shareholders of Holdings and Innovations. Holdings believes that the future value of its stock will depend principally on the value of Ashton's common stock held by Innovations and its ability to consummate financing and strategic transactions with other parties.

         On February 4, 2002, Innovations entered into a securities purchase agreement with Ashton. The agreement was subsequently amended on March 6, 2002 and May 3, 2002 (as amended, the "Securities Purchase Agreement"). Under the Securities Purchase Agreement, Ashton sold 608,707,567 shares of its common stock, par value $.01 per share (the "Ashton Common Stock"), in exchange for approximately $7.3 million in cash and the Assets.

         On May 7, 2002 (the "Closing Date"), Innovations and Ashton closed the transactions contemplated by the Securities Purchase Agreement.

         In addition, pursuant to the terms of the Securities Purchase Agreement, Innovations loaned approximately $2.7 million in cash to Ashton in exchange for a senior secured convertible note (the "Note"). The Note will mature in five years, may, at the option of Innovations, be convertible into shares of Ashton Common Stock at a rate of $.0515838 per share (subject to customary anti-dilution adjustments after the closing) and will accrue interest at a rate of 7.5% per annum. Currently, the Note is convertible into 52,870,757 shares of Ashton Common Stock. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets, including, without limitation, the pledge of the equity interests of Ashton and Universal Trading Technologies Corporation, a Delaware corporation and majority-owned subsidiary of Ashton ("UTTC"), in each of ATG Trading LLC, wholly-owned subsidiary of Ashton ("ATG Trading"), Electronic Market Center, Inc., a majority-owned subsidiary of Ashton, Ashton Technology Canada, Inc., a majority-owned subsidiary of Ashton, Croix Securities, Inc., a wholly-owned subsidiary of UTTC ("Croix"), REB Securities Inc., a wholly-owned subsidiary of UTTC; and NextExchange, Inc., a wholly-owned subsidiary of UTTC .

         As of the Closing Date, Innovations owned approximately 80% of the fully-diluted outstanding shares of Ashton Common Stock calculated as of May 3, 2002. Fully-diluted shares include the outstanding shares of Ashton Common Stock and (i) shares of any series of capital stock of Ashton or its subsidiaries that vote together with the Ashton Common Stock, (ii) any outstanding options issued to employees and third parties and (iii) shares of the Ashton Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 7% of the fully-diluted shares of the Ashton Common Stock, calculated as of May 3, 2002.

         As the owner of approximately 80% of Ashton's fully-diluted equity, Innovations is Ashton's majority stockholder, and is able to control the election of directors, appointment of senior management, and any other matters submitted to the stockholders for a vote. Innovations intends to have Ashton's wholly-owned broker-dealer subsidiary, ATG Trading, offer a new service for trading United States equity securities at the volume weighted average price ("VWAP"). This service is referred to below as the "New VWAP Service."

         The New VWAP Service will be a service for sell-side brokerage firms, enabling them to cost-effectively guarantee VWAP orders for their clients. To provide these guaranteed VWAP orders, ATG

Trading will become a principal trading firm using electronic trading algorithms that over the past five years have demonstrated the viability of this approach by achieving returns approximating the VWAP.

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

         It is intended that Ashton will continue to operate its primary business, which is providing (a) a business/technology approach for filling, as an agency broker, customer equity orders at the VWAP and (b) a business/technology approach for crossing equity orders within the Philadelphia Stock Exchange (PHLX) VWAP crossing facility, known as the eVWAP(R) System.

         The intellectual property and non-cash assets transferred to Ashton by Innovations as partial consideration to purchase the Ashton Common Stock are:

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

         The intellectual property and non-cash assets provided to Ashton under the Securities Purchase Agreement relate to the services that are currently provided or under development by Ashton and, together with the New VWAP Service, have the potential to:

         - Provide increased VWAP liquidity in a cost-efficient manner to the agency broker VWAP operation of Ashton, which currently depends on non-affiliated VWAP dealers who require Ashton to pay for their VWAP liquidity.

         - Provide a dealer operation for delivering VWAP liquidity that diversifies the current broker operation and exchange facility operation. In particular, the assets may assist in expanding Ashton's customer base to the broker market segment since the agency VWAP operation focuses on the buy-side market segment and the exchange eVWAP(R) operation focuses on the market segment interested in low cost, anonymous, crossing of equity orders at the VWAP but not necessarily filling those orders.

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

                  - filling, as an agency broker, customer equity orders at the VWAP; and

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

         As a result of obtaining the $10 million financing in connection with the transactions contemplated by the Securities Purchase Agreement, OptiMark's ownership percent of Innovations was reduced to less than 50%. As a result, we will not be able to include Innovations as a consolidated subsidiary, but will account for our investment using the equity method of accounting.

         Ashton
         ------

         Because the future value of Holdings common stock is principally dependent on the value of Innovations' investment in transaction with Ashton, a brief description of the current business of Ashton is provided.

         The following description of Ashton's business has been adapted from the information contained in Ashton's Definitive Proxy Statement on Form 14A, filed with the SEC on March 19, 2002. We conducted limited due diligence with respect to Ashton's business. Based solely on that limited review, we have no reason to believe that Ashton's description of its business is incorrect in any material respect. The following description is not intended to amend, modify or supplement Ashton's disclosure regarding its business contained in its public filings.

         Ashton is an e-commerce company that develops and operates electronic trading and intelligent matching systems for the global financial securities industry. Ashton provides equity trading services to exchanges, institutional investors and broker-dealers in the U.S. and internationally. Ashton enables these market participants to trade in an electronic global trading environment that provides large order size, absolute anonymity, no market impact and low transaction fees. The services offered by Ashton compete with services offered by brokerage firms and with providers of electronic trading and trade order management systems. Ashton's eVWAP(R) Trading System, or eVWAP System also competes with various national and regional securities exchanges and execution facilities such as alternative trading systems, or ATSs and electronic communication networks, or ECNs. Ashton, through its Croix subsidiary, is now able to guarantee up to 200 million shares of liquidity daily, in most of the S&P 500, NASDAQ 100 and Russell 1000 stocks. This liquidity is available each trading day in 10 matching sessions, every half-hour between 9:30 a.m. and 2 p.m. All trades received for a specific matching session are priced at the Volume Weighted Average Price for the remainder of the day. eVWAP is a fully automated system that permits market participants to trade eligible securities before the market opens at the VWAP for the day.

Ashton's eVWAP is the average price for a stock, weighted by the volume of shares of that stock traded during the day on all U.S. securities exchanges as reported to the Consolidated Tape. Ashton operates the pre-opening eVWAP System as a facility of the Philadelphia Stock Exchange, Inc. through Ashton's UTTC subsidiary.

OPTIMARK

         On or about January 30, 2002, OptiMark effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business. As of that date, OptiMark became a company whose primary purpose is to hold the securities of Innovations and to consummate financing and strategic transactions with other parties.

         Prior to and since January 30, 2002, OptiMark has engaged in discussions with a number of potential investors and strategic partners concerning possible investments and/or alliances relative to the Exchange Solutions Services Business. To date, none of these discussions has resulted in any such investment or alliance. OptiMark continues to engage in discussions with third parties in an effort to secure funding for the Exchange Solutions Services Business; however, there can be no assurances that any such transactions will be consummated. OptiMark's VWAP assets utilized in the Ashton transaction were part of a general effort to determine ways to utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has continued to develop additional concepts with a very limited team. There is no assurance that these limited development efforts will result in new products or receive the funding necessary for them to continue.

Clients of OptiMark
-------------------

         As of December 31, 2001, OptiMark had definitive agreements with two clients -- Asset International, Inc. ("Asset International") and The Nasdaq Stock Market, Inc. ("Nasdaq"). Under an agreement dated November 3, 2000 with Asset International, OptiMark has not received any revenues. For approximately the past twelve months, OptiMark has not performed, nor has Asset International requested that any services be performed under the agreement. The Nasdaq contract, as amended on April 27, 2001, expired on December 31, 2001. OptiMark does not anticipate receiving any additional revenues from either Asset International or Nasdaq. The agreement with Asset International was terminated on May 24, 2002.

Competition
-----------

         Ashton, Innovations, OptiMark and Holdings executed a non-competition agreement as of the Closing Date. The parties currently do not compete. The Agreement precludes Innovations, OptiMark, Holdings or any entity that they control from competing on a worldwide basis with Ashton in offering VWAP trading systems or related services in U.S. and Canadian securities. The agreement has a five-year term from the date of its execution.

         As holding companies, Holdings, OptiMark and Innovations face no clearly defined competition, however, as a result of the closing of the transactions contemplated by the Securities Purchase Agreement, the value of Innovations' investment in Ashton is, in part, contingent upon Ashton's competing effectively in its industry and marketplace.

         The following description relating to the competitive aspects of Ashton's business has been adapted from the information contained in Ashton's Annual Report on Form 10-K, filed with the SEC on July 16, 2001. We have conducted limited due diligence with respect to Ashton's business. Based solely on that limited review, we have no reason to believe that Ashton's description of the competitive aspects of its business is incorrect in any material respect. The following description is not intended to amend, modify or supplement Ashton's disclosure regarding competition contained in its public filings.

         The SEC's regulations governing alternative trading systems have lowered the barriers to entering the securities trading markets. Ashton's products and services, including the New VWAP Service, will face competition from traditional securities exchanges, which could establish similar trading systems in an attempt to retain their transaction volumes. Ashton's products and services will also face competition from other alternative trading systems and leading brokerage firms offering similar trade execution services. Many of these competitors have substantially greater financial, research, development, sales, marketing and other resources than Ashton will have, and many of the products of Ashton's competitors have substantial operating histories.

         While we believe that the Ashton products and services will offer certain competitive advantages, the ability to maintain these advantages will require continued investment in the development of products and additional marketing and customer support activities. Innovations and/or Ashton may not have sufficient resources to continue to make this investment, while competitors may continue to devote significantly more resources to competing services.

         Ashton's products and services will compete with other electronic trading systems, including Instinet Corporation's crossing network, Investment Technology Group Inc.'s POSIT system, Bloomberg, L.P.'s Bloomberg Professional and Bloomberg Tradebook, Liquidnet and other companies that develop proprietary electronic trading systems. Ashton's products and services will also compete with services offered by leading brokerage firms offering various forms of VWAP trade execution. Ashton's products and services will also compete with various national, regional and foreign securities exchanges for trade execution services.

         We believe that Ashton's products and services will compete favorably on the basis of quality of trade execution, pricing and reliability of trade processing and settlement operations. While we believe that Ashton's products and services will offer benefits not offered by any other service, there can be no assurance that Ashton's products and services will be accepted by an extended customer base. Nor can we be sure that Ashton's products and services will adequately address all of the competitive criteria in a manner that results in a competitive advantage.

Intellectual property and proprietary rights
--------------------------------------------

         As of December 31, 2001, the Company owned or controlled seven issued United States patents and twelve pending United States patent applications. One of the pending United States patent applications was transferred to Ashton as part of the consideration for the purchase of the Ashton Common Stock. As of that date, the Company also owned or controlled sixteen issued international patents and forty-five pending international patent applications. The Company plans to file one additional patent application domestically and may file related patent applications internationally. The Company has discontinued prosecution of patent applications and maintenance of patents that were deemed to be strategically unimportant, either because of geography or subject matter.

         The Company seeks to protect its trade secrets, service marks, trademarks and copyrights through a combination of laws and contractual restrictions, such as confidentiality and license agreements. The Company attempts to register our trademarks and service marks in the United States and internationally. The Company has registered a corporate logo and the mark "OPTIMARK," among others, in the United States and internationally in several countries. However, effective trademark, service mark, trade secret, and copyright protection may not be available in all countries. The Company also has discontinued prosecution of trademark applications and maintenance of trademarks that were deemed to be strategically unimportant, either because of geography or subject matter.

Employees
---------

         As of December 31, 2001, the Company had eighty full-time and one part time employee, forty one of whom were engaged in technology development, twenty four in quality assurance and support, five in sales and marketing, and eleven in executive, finance, administration and personnel.

         In connection with OptiMark suspending its development, sales, and marketing efforts related to the building and operation of electronic markets and exchanges, on January 30, 2002 and periodically thereafter, the Company has undertaken to reduce its workforce. As of May 31, 2002, the Company had twelve full-time and one part time employees, four of whom were engaged in technology development, three in quality assurance and support, one in research and development and five in executive, finance, administration and personnel.

         The foregoing numbers of employees do not include three employees on leaves of absence from the Company. The Company has never had a work stoppage and our employees are not represented by any collective bargaining unit.

         The Company plans to continue to retain personnel to carry out its duties and obligations as a holding company, including its administration and financial reporting obligations.

Financial information about industry segments
---------------------------------------------

         Please refer to the financial statements for financial information about our industry segments.

Discontinued operations
-----------------------

         Until September 19, 2000, Holdings operated in two segments, the Exchange Solutions Services Business and the US Equities Business. The first segment, the Exchange Solutions Services Business, was formerly referred to as the Electronic Markets Business. On or about January 30, 2002, OptiMark effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business, which developed software and provided design, development and maintenance services for building and operating electronic markets and exchanges. The second segment, the US Equities Business, was operated by Equities. Holdings discontinued the operations of the US Equities Business on September 19, 2000. As of that date all criteria for the measurement date per APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," had been met. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2002 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. Disposition includes negotiated payments to be made after December 31, 2002.

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

ITEM 3.  LEGAL PROCEEDINGS

         Holdings and/or its subsidiaries are subject to the following legal proceedings:

      1. Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. The parties currently are engaged in exchanging responses to written discovery requests. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case. In the motion, Plaintiff alleges that the transfer of certain assets from OptiMark to Innovations on December 31, 2001 constituted a fraudulent conveyance of such assets. On March 25, 2002, the court granted Finova permission to amend its complaint to include Innovations. The amended complaint was served on Innovations on April 22, 2002 and Innovations has until approximately late June 2002 to file a response to the complaint. On June 13, 2002, Finova amended the complaint to include Ashton. The Defendants Innovations and Ashton intend to defend this action and the motion vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the stockholders of the Company was held on November 13, 2001. The stockholders voted on whether to approve the OptiMark Holdings, Inc. 2001 Series F Preferred Stock Plan pursuant to which the Company can authorize options to purchase shares of our Series F Preferred Stock, par value $.01 per share (the "Series F Preferred Stock"). The stockholders voted 45,022,603 shares in favor of the proposal and 1,019,723 shares against the proposal. The number of votes that abstained from voting on the proposal was 225,188.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the shares of common stock and we do not currently intend to seek inclusion of the shares of common stock in any established public trading market. As of May 31, 2002, we had 33,369,913 outstanding shares of common stock, including 740,000 shares of non-voting common stock, owned by approximately 1,100 holders.

         There are 56,392,645 outstanding shares of common stock on an as converted basis that can be sold currently pursuant to Rule 144. As of May 31, 2002, we have

         - issued options to purchase an aggregate of 2,898,960 shares of common stock and 3,597,699 shares of Series F Preferred Stock to our directors, officers and current and former employees;
         - issued warrants to purchase an aggregate of 12,710,900 shares of common stock to investors, consultants and strategic partners; and
         - granted registration rights to holders of approximately 40,113,000 of common stock, on an as converted basis.

         Since our inception, we have not declared any dividends or other distributions on our shares of common stock. We do not anticipate paying any other cash dividends in the foreseeable future and anticipate that future earnings would be retained to finance operations.

         On June 29, 2001, Holdings and certain stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of the Series E Preferred Stock at a price of $15.00 per share. The purchase of shares took place at approximately one-month intervals from June 2001 through January 2002.

         In monthly closings from June 2001 through January 2002, investors purchased 983,333 shares of the Series E Preferred Stock for an aggregate amount of approximately $14,750,000.

         The Series E Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company equal to twice its purchase price plus 80% of proceeds above that amount up to $200 million, plus 76.56% of proceeds above $200 million up to and including $304.5 million, plus 56% of amounts in excess of $304.5 million. The Series E Preferred Stock will vote together with the Company's common stock and have 32 votes per share. Calculated based on shares outstanding as of December 31, 2001, the Series E Preferred Stock represents 34.6% of the votes of the outstanding common stock (and shares entitled to vote with the common stock) and, in the aggregate, if fully subscribed to, could represent up to 36.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock). Holders of the Series E Preferred are entitled to preemptive and registration rights.

         In 2001, the Company adopted a new stock option plan under which employees and others may receive options to acquire the Company's Series F Preferred Stock. The Series F Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company, equal to 20% of proceeds greater than $30 million up to and including $200 million, 19.14% of proceeds in excess of $200 million up to and including $304.5 million and 14% of proceeds in excess of $304.5 million. Holders of Series F Preferred Stock will be entitled to one vote per share. No options on the Series F Preferred Stock have been exercised.

         In connection with the settlement of litigation of the action captioned "Transamerica Business Credit Corporation, Wells Fargo Equipment Finance, Inc., Diamond Lease (U.S.A.), Inc. and Linc Capital, Inc. v. OptiMark US Equities, Inc. f/k/a OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc.", Holdings authorized and issued 300,000 shares of a new Series G Preferred Stock of the

Company, par value $.01 per share (the "Series G Preferred Stock") to the plaintiffs that ranks junior to the existing Series E Preferred Stock and Series F Preferred Stock but senior to all other classes or series of capital stock with respect to liquidation. In particular, the Series G Preferred Stock is entitled to receive an amount, in the event of a liquidation, sale of assets or merger involving the Company, equal to 4.30% of the total amount distributed in excess of $200,000,000 up to and including $304,500,000.

         The issuance of the Series E Preferred Stock and the Series G Preferred Stock was solely to accredited investors and exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         Our selected financial data for and as of the end of each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements, including notes thereto. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.


                                                                    Years Ended December 31,
                                           2001             2000              1999             1998             1997
                                           ----             ----              ----             ----             ----

Revenue ...........................   $  11,425,722    $  15,234,063    $   1,620,454             --               --

Operating expenses ................      28,615,352       53,285,111       63,811,183    $   9,924,040    $   5,132,371

Other expense (income), net .......          40,335       (1,206,432)      (3,497,459)      (2,159,512)        (562,366)

Loss from continuing operations ...     (17,229,965)     (36,844,616)     (58,693,270)      (7,764,528)      (4,570,005)
Loss from continuing operations per
share (basic and diluted) .........   $       (0.49)   $       (1.00)   $       (1.67)   $       (0.25)   $       (0.17)
Weighted average common shares
outstanding (basic and diluted) ...      35,004,561       36,603,854       35,193,208       31,067,059       27,199,563


Cash and cash equivalents .........   $   1,624,017    $   2,919,548    $  62,637,410    $  63,839,270    $   7,416,760

Working (deficit) capital .........     (13,671,141)      (2,942,555)      59,127,384       61,803,570        6,356,581

Property and equipment - net ......       1,381,435        5,845,760       12,881,116        6,085,506        1,438,266

Intangible assets - net ...........          59,347          120,748       26,733,541             --               --

Total assets ......................       5,122,962       13,841,498      114,511,939       63,806,571        7,549,417
Redeemable preferred stock ........      13,633,854             --               --               --               --

Stockholders' (deficiency) equity .     (25,027,141)       4,561,688      106,524,760       59,318,827        6,016,090

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying audited financial statements and related footnotes. This document contains, in addition to historical information, forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this document. See "Item 1 - Business."

Discontinued and Suspended Operations
-------------------------------------

         On September 19, 2000, the Company discontinued its US Equities Business. The Company has discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the consolidated financial statements and prior periods have been reclassified to conform to this presentation. The discussion of results of operations in this section relates only to the Company's Exchange Solutions Services Business, its only business segment in 2001. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2002 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. This disposition includes negotiated payments to be made after December 31, 2002.

         In January 2002, the Company effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business. As of that date, OptiMark became a company whose primary purpose is to hold the securities of Innovations and to consummate financing and strategic transactions with other parties. OptiMark continues to attempt to solicit interest from or opportunities with third parties concerning possible additional investments or strategic alliances. However, no binding or definitive arrangements have been reached with any third parties and there can be no assurances that any such transactions will be consummated. OptiMark's VWAP assets utilized in the Ashton transaction were part of a general effort to determine ways to utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has continued to develop additional concepts with a very limited team. There is no assurance that these limited development efforts will result in new products or receive the funding necessary for them to continue.

Continuation as a Going Concern
-------------------------------

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception. The Company's current cash and cash equivalents, plus the expected cash flows for 2002, are not expected to be sufficient to meet its 2002 operating and financial commitments. Accordingly, if the Company is unable to raise additional cash either directly or through sale or borrowing against Innovations' holdings of Ashton stock, the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common and preferred stock would have no value.

Critical Accounting Policies
----------------------------

         As a result of the Company's having discontinued its US Equities Business and suspended its Exchange Solutions Services Business, the Company considers the two critical policies described below to be most important to the portrayal of its financial condition and that require the most subjective judgment and, as a result decrease the inherent level of precision in our financial statements.

         Reserve Related to Contract Renegotiations and Terminations. At the time we discontinued the US Equities Business, this reserve was recorded to reflect the contingent liability to those companies from which we had previously contracted for leased equipment and related services. The reserve balance is substantially less than the gross claims made by the former suppliers and management must use substantial judgment based on, among other factors, disputing the size of the gross claims based on contractual provisions, asserting counterclaims and affirmative defenses, mitigating the claims through returns or sales of leased equipment and negotiating substantial reductions in the net amounts claimed after mitigation.

         Impairment of Property and Equipment. As a result of the Company having discontinued its US Equities Business in September 2000 and having suspended its Exchange Solutions Services Business in January 2002, certain property and equipment is no longer in use and must be considered impaired. Some of these assets may be directly identifiable to the discontinued business; however many others are shared and/or non-specific and careful judgment is required to determine the appropriate impairment reserve.

History of Losses
-----------------

         We have experienced losses each quarter since our inception. Although we have restructured our business and discontinued one segment, losses are likely to continue for the foreseeable future. As of December 31, 2001, our accumulated deficit was approximately $362,907,000.

Results of Operations
---------------------

Year ended December 31, 2001 compared to year ended December 31, 2000

         Revenue. Total revenue for the year ended December 31, 2001 was approximately $11,426,000 as compared to approximately $15,234,000 for the year ended December 31, 2000. Of these amounts, approximately $2,818,000 and $11,684,000 were derived from development services provided to our affiliate, Japan OptiMark Systems, Inc. ("JOS"), for the years ended December 31, 2001 and 2000, respectively. The balance in 2001 was derived from services to The Nasdaq Stock Market, Inc. ("Nasdaq") and the recognition of revenue previously deferred. The reduction in services to JOS resulted from completion of the development phase and initiation of an enhancement and maintenance phase with a lower level of monthly billing. Billings for enhancement and maintenance ceased as of August 31, 2001. The development contract with Nasdaq and the related billings terminated on December 31, 2001.

         Of the approximately $11,426,000 in revenue that was earned for the twelve months ended December 31, 2001, $9,287,000 was from development services, $2,139,000 was from maintenance and support fees. Of the approximately $15,234,000 in revenue that was earned for the twelve months ended December 31, 2000, $15,033,000 was from development services, $201,000 was from maintenance and support fees.

         Operating Expenses. Operating expenses for the twelve months ended December 31, 2001 totaled approximately $28,615,000 as compared to approximately $53,285,000 for the twelve months ended December 31, 2000. The following is a discussion of the decrease as it relates to each of the expense components:

         Cost of Sales. Cost of sales includes expenses incurred in order to develop and implement our products. Cost of Sales for the twelve months ended December 31, 2001 totaled approximately $6,417,000 as compared to approximately $8,256,000 for the twelve months ended December 31, 2000. The decrease of $1,839,000 was primarily due to the decrease in resources utilized in the JOS project. The decrease consisted of lower personnel related expenses incurred in connection with JOS and equipment lease expense due to the termination of the majority of the Company's operating leases in the third quarter of 2000, offset by increases in warranty expense, communication expense and rent expense allocated to the Nasdaq project.

         Sales and Marketing. Sales and marketing expense for the twelve months ended December 31, 2001 totaled approximately $1,738,000 as compared to approximately $1,893,000 for the twelve months ended December 31, 2000. The decrease of $155,000 was attributable to a decrease in costs associated with JOS. The decrease consisted primarily of personnel related expenses and travel and entertainment expenses offset by increases in public relations expenses and communication expense associated with marketing the Company's new product offerings.

         Research and Development. Research and development expense totaled approximately $5,842,000 for the twelve months ended December 31, 2001 compared to approximately $3,460,000 for the twelve months ended December 31, 2000. The increase of $2,382,000 was primarily due to expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications. The increase consisted primarily of personnel related expenses.

         General and Administrative. General and administrative expense totaled approximately $9,122,000 for the twelve months ended December 31, 2001 as compared to approximately $9,601,000 for the twelve months ended December 31, 2000. The decrease of $479,000 was primarily due to a decrease in professional fees, personnel related expenses, travel and entertainment expenses and other general office expenses offset by an increase in corporate insurance expense, recruiting expense, communication expense and rent expense. In addition to general and administrative expenses, OptiMark also includes the total cost of its employee bonus program in this cost classification. The cost of this program was approximately $2,216,000 for the twelve months ended December 31, 2001 and approximately $2,169,000 for the twelve months ended December 31, 2000.

         Depreciation and Amortization. Depreciation and amortization expense totaled approximately $4,035,000 for the twelve months ended December 31, 2001 as compared to approximately $3,950,000 for the twelve months ended December 31, 2000. The increase of $85,000 was primarily due to the Company's decision to identify assets, chiefly computer equipment, previously used in the discontinued business, and redeploy them in the continuing business, offset by the absence in 2001 of amortization from certain non-securities industries rights, which were written off in the fourth quarter of 2000 as well as lower depreciation resulting from certain property and equipment, written off in the second half of 2000.

         Impairment of Fixed Assets. The Company recorded charges of approximately $1,147,000 and $1,879,000 in 2001 and 2000, respectively, representing an impairment of various property and equipment in its continuing operations for items that no longer provided economic value.

         Write-off of Intangible Asset. The Company recorded a charge of $23,940,000 in 2000 to write off the net book value of an intangible asset. The write off was based on the Company's analysis, which indicated that the asset presented no future economic value.

         Restructuring   Expense.   We  recorded  a   restructuring   charge  of
approximately $316,000 for the twelve months ended December 31, 2001, representing severance costs associated with a workforce reduction of forty employees. We had taken a restructuring charge of approximately $292,000 for the twelve months ended December 31, 2000. Included in this amount was approximately $1,890,000 representing charges associated with the revaluation of employee options, $750,000 related to a settlement payment to a vendor, approximately $4,000 related to the write off of security deposits and the remaining approximately $268,000 included notice period salaries of approximately $167,000, severance of approximately $68,000 and vacation pay and other related employee costs of approximately $33,000. The restructuring charges were reduced by approximately $2,620,000 from a net reduction in vendor obligations.

         Warrant Compensation Expense. We incurred a non-cash warrant compensation expense for the twelve months ended December 31, 2000 of approximately $15,000. This amount was attributable to certain warrants being charged to expense in accordance with the Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services."

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases, corporate insurance vendor financing and stockholder notes, writedown of an investment and gain realized by the recovery of an investment previously written off. Other expense, net, was approximately $40,000 for the twelve months ended December 31, 2001 as compared to other income, net, of approximately $1,206,000 for the twelve months ended December 31, 2000. The decrease of $1,246,000 was due to (a) a reduction in interest bearing deposits over the course of the prior twelve months, (b) payments on capital leases over the same period of time, which reduced the interest portion of current payments
(c) interest incurred on financing provided by a vendor in connection with the Company's corporate insurance policy and (d) interest incurred on the stockholder notes. In addition, the Company wrote off its investment in a customer. These were offset by a gain realized by the recovery of an investment written off in a prior year.

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

         Of the approximately $15,234,000 in revenue that was earned for the twelve months ended December 31, 2000, $15,033,000 was from development services, $201,000 was from maintenance and support fees. All of the revenue earned for the twelve months ended December 31, 1999 came from development services.

         Operating Expenses. Operating expenses for the twelve months ended December 31, 2000 totaled approximately $53,285,000 as compared to $63,811,000 for the twelve months ended December 31, 1999. The following is a discussion of the decrease as it relates to each of the expense components:

         Cost of Sales. Cost of sales includes expenses incurred in order to develop and implement our products. Cost of Sales for the twelve months ended December 31, 2000 totaled approximately $8,256,000 as compared to approximately $896,000 for the twelve months ended December 31, 1999. The increase of $7,360,000 is primarily due to the increase in resources utilized in the JOS project as well as the addition of the NASDAQ project in the year 2000. The increase primarily consists of personnel related expenses, equipment rental, travel and entertainment expense and other general operating expenses.

         Sales and Marketing. Sales and marketing expense for the twelve months ended December 31, 2000 totaled approximately $1,893,000 as compared to $618,000 for the twelve months ended December 31, 1999. The increase of $1,275,000 was primarily due to costs associated with developing existing customer relationships and in attracting new business. The increase primarily consisted of personnel related expenses, travel and entertainment expenses and other general operating expenses.

         Research and Development. Research and development expense totaled approximately $3,460,000 for the twelve months ended December 31, 2000 compared to $1,030,000 for the twelve months ended December 31, 1999. The increase of $2,430,000 was primarily due to an increase in the development of our core platforms and capabilities for use in future applications. The increase primarily consisted of personnel related expenses, travel and entertainment expense and other expenses.

         General and Administrative. General and administrative expense totaled approximately $9,601,000 for the twelve months ended December 31, 2000 as compared to $11,229,000 for the twelve months ended December 31, 1999. The decrease of $1,628,000 was primarily due to a decrease in professional fees, travel and entertainment expenses and other general office expenses offset by an increase in the loss on disposal of assets in 2000.

         Depreciation and Amortization. Depreciation and amortization expense totaled approximately $3,950,000 for the twelve months ended December 31, 2000 as compared to $1,728,000 for the twelve months ended December 31, 1999. The increase of $2,222,000 was primarily due to the amortization of a software license, acquired in March of 1999, over a full year in 2000 as compared to only three quarters in

1999, as well as the acceleration of the amortization of this asset in the fourth quarter of 2000 due to a change in its estimated useful life, and the full year depreciation of approximately $11,000,000 in additional fixed assets that were acquired in 1999.

         Impairment of Fixed Assets. The Company recorded a charge of approximately $1,879,000 in 2000 representing an impairment of various property and equipment in its continuing operations for items that no longer provided economic value.

         Write-off of Intangible Asset. The Company recorded a charge of $23,940,000 in 2000 to write off the net book value of an intangible asset. The write off was based on the Company's analysis that indicated that the asset presented no future economic value.

         Restructuring Expense. We recorded a restructuring charge of approximately $292,000 for the twelve months ended December 31, 2000. Included in this amount was approximately $1,890,000 representing charges associated with the revaluation of employee options, $750,000 related to a settlement payment to a vendor, approximately $4,000 related to the write off of security deposits and the remaining approximately $268,000 included notice period salaries of approximately $167,000, severance of approximately $68,000 and vacation pay and other related employee costs of approximately $33,000. The restructuring charges were reduced by approximately $2,620,000 from a net reduction in vendor obligations. We had taken a restructuring charge of approximately $7,693,000 for the twelve months ended December 31, 1999 related to a workforce reduction in our continuing operations of seventy-two employees. Included in this amount was approximately $5,811,000, representing the charge associated with the revaluation of employee options and the remaining balance of approximately $1,882,000 includes notice period salaries of approximately $876,000, severance of approximately $706,000 and vacation pay and other related employee costs of approximately $300,000.

         Warrant Compensation Expense. We incurred a non-cash warrant compensation expense for the twelve months ended December 31, 2000 of approximately $15,000 as compared to approximately $40,617,000 for the twelve months ended December 31, 1999. These amounts were attributable to certain warrants being charged to expense in accordance with the Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services."

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on capital leases, equity in loss of affiliate and gain on recovery of bad debt. Other income, net, was approximately $1,206,000 for the twelve months ended December 31, 2000 as compared to approximately $3,497,000 for the twelve months ended December 31, 1999. The decrease of $2,291,000 was primarily due to a reduction in interest bearing deposits over the course of the prior twelve months, the absence of a $700,000 gain recognized in 1999 associated with the partial recovery of a bad debt that had previously written off, offset by equity participation in a loss from an investee of approximately $69,000 in 1999.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2001, our principal sources of liquidity consisted of approximately $1,624,000 of cash and cash equivalents as compared to approximately $2,920,000 of cash and cash equivalents as of December 31, 2000.

         Net cash used in continuing operating activities was approximately $11,061,000 and approximately $6,601,000 for the twelve months ended December 31, 2001 and 2000, respectively. The change in net operating cash flows was attributable to net losses in both periods, partially reduced by non-cash charges including depreciation and amortization, write-offs of assets in connection with the restructuring, values assigned to options in connection with restructurings and values assigned to warrants issued as compensation. The fluctuation between periods was also affected by net changes in working capital.

         Net cash used in investing activities was approximately $696,000 and $1,094,000 for the twelve months ended December 31, 2001 and 2000, respectively. The uses of cash in 2001 for investing activities primarily consisted of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which OptiMark had previously leased equipment. The uses of cash in 2000 for investing activities primarily consisted of purchases of computer equipment and leasehold improvements. Other uses of cash for investing activities in each period consisted of purchases of software licenses reduced in each period by proceeds from the disposal of equipment.

         Net cash provided by financing activities for the twelve months ended December 31, 2001 was approximately $14,161,000 and net cash used in financing activities for the twelve months ended December 31, 2000 was approximately $1,197,000. In 2001, cash was provided from the sale of Series E Preferred Stock, stockholder loans, the recovery of an investment previously written off and the issuance of a minority interest in a subsidiary of the Company reduced by principal payments on capital leases. On June 29, 2001, the obligation to repay the stockholder loans was cancelled in exchange for shares of Series E Preferred Stock. The use of cash in 2000 was primarily for principal payments on capital leases reduced by proceeds from the issuance of common stock for the exercise of options.

         During 2001, the Company raised additional capital and settled certain liabilities through the sale or issuance of its Series E and Series G Preferred Stock. These issuances contained certain provisions and rights for the preferred stockholder that required that they be classified as redeemable stock on our balance sheet. These terms were part of the negotiated provisions of these preferred stock financings.

         On March 21, 2002, the Company entered into a loan agreement with certain of its shareholders. Under the agreement, the Company borrowed $500,000 for a period of 180 days at an interest rate of 10% per annum. In lieu of repayment in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer eight shares of common stock, valued at $2,500 per share, and forty-eight shares of the Non-Qualified Preferred Stock, valued at $10,000 per share, of Innovations, subject to adjustment as provided in the loan agreement with accrued interest payable in cash at maturity

         On April 11, 2002, the Company entered into a second loan agreement with certain of its shareholders. Under this second loan agreement, the Company borrowed $570,000 for a period of 180 days at an interest rate of 10% per annum. In lieu of repayment in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of common stock, valued at $2,500 per share, and fifty four shares of the Non-Qualified Preferred Stock, valued at $10,000 per share, of Innovations, subject to adjustment as provided in the second loan agreement with accrued interest payable in cash at maturity.

         On May 31, 2002, the Company entered into a third loan agreement with certain of its shareholders. Under this third loan agreement, the Company borrowed $1,650,000 for a period of 180 days at an interest rate of 10% per annum. The third loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twenty-eight shares of common stock, valued at $2,500 per share, and one hundred fifty-eight shares of the Non-Qualified Preferred Stock, valued at $10,000 per share, of Innovations subject to adjustment as provided in the third loan agreement with accrued interest payable in cash at maturity.

         Pursuant to the Innovations Rights Agreement, Holdings and SOFTBANK have certain call and put rights described below. The Independent Committee of the Board has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

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

         The results indicated for continuing operations in our Consolidated Statement of Operations for the year ended December 31, 2001 are not necessarily indicative of the expense spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the Ashton acquisition and, if that transaction is consummated, the management of our investment in that company.

Factors that may affect future results
--------------------------------------

         The following factors may affect our future results:

WE ARE DEPENDENT ON THE SUCCESS OF ASHTON AND/OR FUTURE TRANSACTIONS

         Holdings, OptiMark and Innovations do not have revenue generating operations. The business of Equities was discontinued in September 2000. As such, the Company believes that the future value of Holdings' stock will depend principally on the value of the Ashton Common Stock held by Innovations or on other transactions that the Company can consummate.

         The Company's investment in Ashton is subject to additional risks including the risks attendant to Ashton's business. Innovations has conducted limited due diligence with respect to Ashton's business. Based solely on that limited review, Innovations has no reason to believe that Ashton's description of its business is incorrect in any material respect.

         There may be additional risks of which we and/or Ashton do not currently know or of which are deemed to be immaterial based on the information available. All of these risks may impair business operations.

         There are no assurances that the value of the Ashton Common Stock will appreciate or other transactions will occur.

         The Company continues to attempt to solicit interest from or opportunities with third parties concerning possible additional investments or strategic alliances. However, no binding or definitive arrangements have been reached with any third parties and there can be no assurances that any such transactions will be consummated. OptiMark's VWAP assets utilized in the Ashton transaction were part of a general effort to determine ways to utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has continued to develop additional concepts with a very limited team. There is no assurance that these limited development efforts will result in new products or receive the funding necessary for them to continue.

WE DO NOT HAVE SUFFICIENT WORKING CAPITAL TO CONTINUE AS A GOING CONCERN

     The Company's current cash and cash equivalents, plus the expected cash flows for 2002, are not expected to be sufficient to meet its 2002 operating and financial commitments. Accordingly, if the Company is unable to raise additional cash either directly or through sale or borrowing against Innovations' holdings of shares of the Ashton Common Stocks or the Note, the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities, continue to borrow money from SOFTBANK or raise capital through the sale or borrowing against the shares of Innovations related to its holdings of shares of the Ashton Common Stock and the Note, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of Capital Stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations would be reduced accordingly. This would reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations, as represented by Innovations' holdings of shares of the Ashton Common Stock, will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern.

WE MAY NOT GENERATE REVENUES FROM FUTURE OPERATIONS AND MAY BE WHOLLY DEPENDENT ON ADDITIONAL FINANCIAL INVESTMENTS

         We will need working capital to fund the relatively limited operations necessary to carry out our duties and obligations as a holding company, including the administration and financial reporting obligations. We currently do not generate any revenues from continuing operations in order to provide this working capital. We will need to raise additional capital to meet our operating requirements. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock and existing series of preferred stock, and our stock holders may experience dilution to their equity ownership.

WE DO NOT GENERATE REVENUES FROM CLIENTS

         We currently do not have any clients who generate revenues for the Company. We may not seek to re-start the development, sales, and marketing efforts related to our Exchange Solutions Services

Business and therefore may not have clients from whom we can generate revenues in the future. As such, there are no assurances that we can generate revenues to support operations.

WORKOUT AND DEBT RESTRUCTURING

         We are currently engaged in litigation and/or settlement negotiations with, or may face unasserted claims from, certain large creditors of Equities. The aggregate gross claims of these creditors are approximately $14,500,000. The Company is attempting to conclude the negotiations in a manner which allows the Company as a whole to continue to pursue its business. The negotiated settlements are attempting to be achieved through a combination of disputing the size of the gross claims based on contractual provisions, asserting counterclaims and affirmative defenses, mitigating the claims through returns or sales of leased equipment, negotiating substantial reductions in the net amounts claimed after mitigation, agreeing on deferred payment of the net claims and converting some of the debt into equity. To the extent that we can and do settle with these creditors, the ability to make payments to them under any settlement agreement would depend upon securing additional financing. There can be no assurance that these negotiations will be successful or that the creditors will not seek to put Equities or the Company into bankruptcy in the near future. A bankruptcy proceeding will materially and negatively affect the ability of the Company to continue operations.

         On January 25, 2002, OptiMark Holdings, Inc. and its subsidiaries, OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.) and OptiMark, Inc. (collectively, "OptiMark Parties"), settled, without any admission of liability, the arbitration captioned International Exchange Networks, Ltd. ("IXNET") against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities, Inc., (American Arbitration Association Case No. 131170016601). Under the terms of the settlement, the OptiMark Parties agreed to pay IXNET, on or before eleven (11) business days after December 31, 2006, the amount of $6,000,000. However, if the OptiMark Parties have paid to IXNET (a) $500,000 immediately upon execution of a settlement agreement (which it did on January 30, 2002), and pay (b) $1,000,000 on or before December 31, 2003 and (c) $1,000,000 on or before December 31, 2004, then in that event, IXNET has agreed to accept such payments as full and complete satisfaction of the OptiMark Parties' obligations under the settlement and to forgo and forgive irrevocably any and all other sums due to IXNET under the settlement. The OptiMark Parties currently intends to make payments to IXNET in accordance with this payment schedule. However, our ability to make the two payments of $1 million dollars on or before December 31, 2003 and 2004, respectively, will depend on the Company securing additional financing or realizing additional value from our current assets.

Recent Accounting Pronouncements
--------------------------------

         During 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137,
"Accounting for Derivative Instruments and Hedging Activities - Deferral of effective date of SFAS 133" ("SFAS 137") and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, did not result in any impact in net loss or in accumulated other comprehensive loss during 2001.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 by the Company during 2001 did not result in any impact in net loss or in accumulated other comprehensive loss.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

         In July 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS 143 on the Company.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and plans to adopt the new accounting standard in its financial statements for the year ending December 31, 2002.

         During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the Company to capitalize certain payroll and payroll related costs and has been adopted in the Company's 1999 consolidated financial statements. At December 31, 1999, net capitalized software costs were approximately $10,816,000. These costs were written off in 2000 and are included as part of discontinued operations. In 2001, there were no such costs capitalized.

         The FASB has issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation", which was effective as of July 1, 2000. Interpretation 44 has had no material effect on the consolidated financial statements. Options repriced in 2000 are subject to variable plan accounting.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our only  exposure  to market  risk is related  to changes in  interest rates and foreign currency exchange rates. As of December 31, 2001, we did and do not consider these risks to be material. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those mentioned in Part I above.

         Interest Rate Risk. As of December 31, 2001, we had cash and cash equivalents of $1,624,017 that consisted of cash and highly liquid short-term investments. These investments may be subject to interest rate risk and would decrease in value if interest rates increased in the marketplace. A hypothetical increase or decrease of 10 percent from market interest rates in effect at December 31, 2001 would have caused the fair value of these short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income. At March 21, 2002 we had substantially no cash balance and, as a result, had no interest rate risk.

         Equity Price Risk. As of December 31, 2001, we were not subject to equity price risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the accompanying consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following list sets forth certain biographical information concerning the Board of Directors of the Company as of May 31, 2002.

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

     The executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company as of May 31, 2002 (none of whom has a family relationship with another executive officer).


Name                     Age     Position
----                     ---     --------

Robert J. Warshaw        48      President, Chief Executive Officer and Director

Matthew L. Morgan        31      Secretary




     Information regarding the business experience of Mr. Warshaw is set forth above.

         MATTHEW L. MORGAN (31), Controller and Corporate Secretary since July10, 2002. Prior to joining OptiMark, Mr. Morgan was an auditor with Deloitte & Touche LLP from 1998 to 2000 and Richard A. Eisner LLP from 1997 to 1998. While at these firms, Mr. Morgan concentrated on the technology and service-related industries. Mr. Morgan has an undergraduate degree from the City University of New York, Queens College and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company's executive officers, directors and ten percent shareholders are required under Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission. Copies of these reports must also be furnished to the Company. Based upon its review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that during the year ended December 31, 2001, all filing requirements applicable to its officers, directors and ten percent shareholders were complied within a timely manner, with the exception of the Form 3 for Mr. James S. Pak and six Forms 4 for the SOFTBANK Affiliates (as hereinafter defined), which were not filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors
-------------------------

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

         In November 2001, the Company adopted OptiMark Holdings, Inc. 2001 Series F Preferred Stock Plan (the "Series F Stock Plan") pursuant to which certain individuals would receive grants of options to purchase Series F Preferred Stock. Following the adoption of the Series F Stock Plan in November 2001, no further options have been or will be granted to non-employee Directors under the Common Stock Plan. In November 2001, each current non-employee Director (Messrs. Fisher, Lupien and Riese) was granted an option to purchase 25,000 shares of Series F Preferred Stock pursuant to the Series F Stock Plan, which vested immediately following stockholder approval of the Series F Stock Plan and has a term of ten years. Thereafter, upon initial election to the Board of Directors and on the first business day following each annual meeting of OptiMark's shareholders, each non-employee Director will be granted an option to purchase 10,000 shares of Series F Preferred Stock pursuant to the Series F Stock Plan. Options granted under the Series F Stock Plan to non-employee Directors in accordance with the preceding sentence shall fully vest on the first anniversary of the date of grant, subject to continuing service on the Board of Directors, and have a term of ten years. In addition, each non-employee Director shall have one year from resignation or expiration of his term as a Director to exercise vested options granted under the Series F Stock Plan.

         Directors do not receive cash compensation for service as members of the Board of Directors or committees thereof. All Directors are reimbursed for out-of-pocket expenses.

Executive Summary Compensation Table
------------------------------------

         The following table provides a summary of compensation earned by the named executive officers of the Company, which include the Company's Chief Executive Officer, its former Co-Chief Executive Officer and the other former executives whose total salary and bonus for 2001 exceeded $100,000 (including those executives for whom disclosure would have been required but for the fact that they resigned in 2001), for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years:

                                                                                                    Long-Term
                                                                                                    Long Term
                                                                                                  Compensations
                                                  Annual Compensation                                 Awards
                                        -------------------------------------------               -------------
                                                                                                    Securities
                                                                                  Other             Underlying
                                    Fiscal      Salary           Bonus        Compensation           Options
Name and Principal Position         Year         ($)              ($)              ($)                 (#)
---------------------------         ----         ---              ---              ---                 ---

Robert J. Warshaw .............     2001       257,291          175,000                           1,950,000(1)
President and Chief Executive..     2000       225,000          175,000                             250,000(3,4)
Officer
                                    1999        28,990             --               --              500,000(3,4)

Neil G. Cohen .................     2001       200,000           38,374             --              185,000(1)
Former Secretary & General ....     2000       162,500           21,875             --               55,000(3,4)
Counsel(8)
                                    1999        63,942             --               --               20,000(3,4)

David C. Johnson, Jr ..........     2001       100,841(2)       100,000(5)          --               25,000(1)
Former Co-Chief Executive......     2000       168,750            4,270             --              150,000(3)
Officer(5)
                                    1999        98,383             --               --              100,000(3)

Gary B. Meshell ...............     2001       144,952(2)        33,333             --                 --
Former Executive Vice President     2000          --               --               --                 --
of OptiMark, Inc.(6)
                                    1999          --               --               --

Trevor B. Price ...............     2001       123,958(2)          --               --              277,398(1)
Former Executive Vice President                                                                     525,000(3)
of OptiMark, Inc.(7)
                                    2000          --               --               --
                                    1999          --               --               --

(1)    Options to purchase shares of Series F Preferred Stock.

(2)    Executive Officer was an employee with the Company only for part of 2001.

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

(6) Mr. Meshell was not employed by OptiMark, Inc. in 1999 or 2000 and he resigned as Executive Vice President in January 2002.

(7) Mr. Price was not employed by the Company in 1999 or 2000 and he resigned as Executive Vice President on May 3, 2002.

(8) Mr. Cohen resigned as Secretary and General Counsel effective May 31, 2002.

Option Grants
-------------

     In November 2001, options to purchase Series F Preferred Stock and Common Stock were granted to various individuals pursuant to the terms of the Series F Stock Plan and the Common Stock Plan, respectively. The following table sets forth the awards made to the named executive officers.

                                                                                          Potential Realizable
                                                                                          Value at Assumed Annual
                                                                                          Rates of Stock
                                                                                          Price Appreciation for
Individual Grants                                                                         Option Term
------------------------------------------------------------------------------------      -----------------------
                                           Percent of
                                           Total Options
                           Number of       Granted to
                           Securities      Employees        Exercise or
                           Underlying      In Fiscal        Base Price    Expiration
                            Options           Year          Per Share        Date         5%($)     10%($)
                           ----------      ------------    -----------    ----------      -----     ------

NAME
Robert J. Warshaw.....     1,950,000(1)      30.1          $0.10          11/15/2011      117,000   292,500

Neil G. Cohen.........     185,000(1)         2.9          $0.10          11/15/2011      11,100    27,750

David C. Johnson, Jr..     25,000(1)          0.4          $0.10          11/15/2011      15,000    3,750



Trevor B. Price.......     277,398(1)         4.3          $0.10          11/15/2011      16,644    41,610
                           525,000(2)                      $0.50          05/09/2011      162,750   420,000

----------

(1)  Options to purchase shares of Series F Preferred Stock.

(2)  Options to purchase shares of Common Stock.

Fiscal 2001 Year End Option Values
----------------------------------

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

                                 Number of Securities                Value of Unexercised
                           Underlying Unexercised Options at       In-the-Money Options at
                                  Fiscal Year End (#)                Fiscal Year End ($)
                                  -------------------                -------------------
Name                        Exercisable      Unexercisable       Exercisable     Unexercisable
----                        -----------      -------------       -----------     -------------

Robert J. Warshaw........     195,000(1)         1,755,000            -0-              -0-
                              340,000(2)           410,000            -0-              -0-

Neil G. Cohen............      18,500(1)           166,500            -0-              -0-
                               19,000(2)            56,000            -0-              -0-

David C. Johnson, Jr.....       2,500(1)            22,500            -0-              -0-

Gary B. Meshell..........          -0-                  -0-           -0-              -0-

Trevor B. Price..........      27,739(1)           249,659            -0-              -0-
                                   -0-(2)         525,000             -0-              -0-

(1)    Options to purchase shares of Series F Preferred Stock.

(2)    Options to purchase Common Stock.

Repricing Discussion
--------------------

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

         Options to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share held by Mr. Warshaw were repriced to an exercise price of $0.50 per share and have remaining terms of two years and three years, respectively.

Management Contracts
--------------------

         On August 16, 2001, OptiMark entered into a written employment agreement with Robert J. Warshaw that replaced an earlier oral agreement reached on September 19, 2000. Under the terms of the written agreement, Mr. Warshaw retained the position of Chief Executive Officer of the Company, received a base salary of $250,000 per year, and was granted a bonus in the amount of not less than $200,000, subject to increase at the discretion of the Board of Directors, which is to be paid bi-monthly through August, 2002. In addition, the employment agreement provided Mr. Warshaw with the right to receive 1,950,000 options to purchase Series F Preferred Stock as of the date options to purchase Series F Preferred Stock are granted to senior executives of the Company. Mr. Warshaw also received a right to borrow a principal amount of $150,000 from OptiMark of which he has drawn $150,000. Interest on the principal amount of the loan accrued at the applicable federal rate, as defined in Section 1274 of the Internal Revenue Code, per annum from the date the loan was drawn and will be due in full, along with accrued interest, on the termination of Mr. Warshaw's employment with OptiMark for cause (as defined in the employment agreement). Under the terms of the agreement, the Company has forgiven the loan, and all accrued interest thereon, as of January 31, 2002. On October 12, 2001, Mr. Warshaw borrowed a principal amount of $90,000 from OptiMark, Inc. Under the terms and conditions of a promissory note executed by Mr. Warshaw governing this loan, interest on the principal amount accrued at 6% per annum from the date of the loan and was due in full, along with accrued interest on December 31, 2001. In 2002, Mr. Warshaw executed first and second amended and restated promissory notes, which set the due dates for repayment to February 28 and March 31, 2002, respectively. Mr. Warshaw repaid the principal and interest of this loan in March 2002.

         On June 19, 2001, OptiMark, Inc. entered into an employment agreement with Neil G. Cohen. Under the terms of the agreement, Mr. Cohen served as an executive vice president and general counsel of OptiMark, Inc. and the general counsel and corporate secretary of OptiMark Holdings, Inc. Mr. Cohen received an annual salary of $200,000. In addition, the employment agreement provided Mr. Cohen with the right to receive a certain percentage of options under option plans adopted by OptiMark subsequent to the entering into of the employment agreement.

         On April 9, 2001, OptiMark, Inc. entered into an employment agreement with Trevor B. Price. Under the terms of the agreement, Mr. Price served as an executive vice president of product strategy at an annual salary of $175,000. In addition, the employment agreement provided Mr. Price with the right to receive a certain percentage of options under option plans existing as of the date Mr. Price and OptiMark entered into the employment agreement and under future plans adopted by OptiMark.

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

         On January 16, 2002, OptiMark, Inc. entered into an employment agreement with James S. Pak. Under the terms of the agreement, Mr. Pak served as executive vice president of strategic development at an annual salary of $175,000. Mr. Pak received options to acquire 277,398 shares of Series F Preferred Stock, exercisable with respect to not less than 69,349 shares each year for four years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

        The following tables sets forth, as of May 31, 2002, certain information regarding the beneficial ownership of the Common Stock, Series A Convertible Participating Preferred Stock, $.01 par value (the "Series A Preferred Stock"), Series B Convertible Participating Preferred Stock, $.01 par value (the "Series B Preferred Stock"), Series C Convertible Preferred Stock, $.01 par value (the "Series C Preferred Stock"), Series D Convertible Preferred Stock, $.01 par value (the "Series D Preferred Stock"), the Series E Preferred Stock and the Series G Preferred Stock (collectively, the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock are referred to herein as the "Preferred Stock") for (i) each of the Company's executive officers named in the Executive Summary Compensation Table in Item 11; (ii) each current Director of the Company; (iii) each person who is known to the Company to own beneficially more than 5% of the voting securities of the Company of any class; and (iv) all executive officers and Directors of the Company as a group. Such information is based, in part, upon the information provided by certain shareholders of the Company. In the case of persons other than executive officers and Directors of the Company, such information is based solely on an internal review of the Company's files, the filings made by such shareholders pursuant to the Exchange Act and information received from the Company's transfer agent.

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

COMMON STOCK

                                                 Number of
                                                 ---------
      Name and Address of Beneficial Owners      Shares              Percent
      -------------------------------------      ------              -------

      The Nasdaq Stock Market, Inc.                 11,250,000(1)       25.6
      Ronald D. Fisher                               8,270,000(2)       20.2
      SOFTBANK Affiliates                            8,250,000(2)       20.2
      William A. Lupien                              5,624,914(3)       17.2
      Dow Jones & Company, Inc.                      5,459,592(4)       15.3
      Richard W. Jones                               4,767,427(5)       14.6
      American Century Companies, Inc.               2,800,000(6)        8.4
      Virginia Surety Company, Inc.                  2,500,000(7)        7.1
      Robert J. Warshaw                                390,000(8)        1.2
      Phillip J. Riese                                 200,000(9)          *
      Trevor B. Price                                  105,000(10)         *
      Neil G. Cohen                                     30,000(11)         *


      All current directors and executive officers
      as a group (6 persons)                        14,619,914(12)      35.1

-------

*   Less than one percent

(1) Represents shares of Common Stock issuable on exercise of warrants exercisable within 60 days of May 31, 2002. The address of The Nasdaq Stock Market, Inc. is 1735 K Street, N.W., Washington, D.C. 20006.

(2) Represents 4,101,264, 4,030,761, and 117,975 shares of Common Stock issuable currently on conversion of 4,101,264, 4,030,761, and 117,975 shares of Series C Preferred Stock held by SOFTBANK Capital Partners L.P. ("SOFTBANK Partners"), SOFTBANK Capital L.P. ("SOFTBANK Capital") and SOFTBANK Capital Advisors Fund L.P. ("SOFTBANK Advisors"), respectively. SOFTBANK Partners, SOFTBANK Capital and SOFTBANK Advisors are referred to collectively herein as the "Softbank Affiliates." In addition, Mr. Fisher's amount includes 20,000 shares of Common Stock which could be acquired upon exercise of options within 60 days of May 31, 2002 held by him. Mr. Fisher, a Director of the Company, is a managing director of the general partner of each of the SOFTBANK Affiliates. Mr. Fisher disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. The address of the SOFTBANK Affiliates is 1188 Centre Street, Newton Center, MA 02459.

(3) Includes 4,725,676 shares held jointly by Mr. Lupien and his spouse, 792,400 shares held by a family partnership controlled by Mr. Lupien and 52,419 shares held by Mr. Lupien's spouse. Mr. Lupien disclaims beneficial ownership of the shares held by his spouse.

(4) Includes 3,157,028 shares of Common Stock issuable currently on conversion of 789,257 shares of Series A Preferred Stock. The address of Dow Jones & Company, Inc. is 200 Liberty Street, New York, NY 10281.

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

(7) Represents 2,000,000 shares of Common Stock issuable currently on conversion of 2,000,000 shares of Series B Preferred Stock and 500,000 shares of Common Stock issuable on exercise of a warrant exercisable within 60 days of April 29, 2002. The address of Virginia Surety Company, Inc. is 123 North Wacker Drive, 29th Floor, Chicago, IL 60606.

(8) Represents 390,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of May 31, 2002.

(9) Mr. Riese resigned as Chief Executive Officer of the Company in September 2000. Mr. Riese currently is a Director of the Company but is not standing for re-election.

(10) Represents 105,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of May 31, 2002.

(11) Represents 30,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of May 31, 2002.

(12) Includes 545,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 31, 2002.

SERIES A CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

(2) The address of PaineWebber Capital, Inc., is 1285 Avenue of the Americas, 14th Floor, New York, NY 10019.

(3) The address of Credit Suisse First Boston is c/o OptiMark Investors, Inc. 11 Madison Avenue, 3rd Floor, New York, NY 10004.

(4) The address of The Goldman Sachs Group, Inc. is 85 Broad Street, 12th Floor, New York, NY 10004.

(5) The address of CIBC Wood Gundy Capital Corp. is 425 Lexington Avenue, 9th Floor, New York, NY 10017.

(6) The address of Nihon Keizai Shimbun, Inc. is 9-5, Ohtemachi 1-chome, Chiyoda-ku Tokyo 100-0004, Japan.

SERIES C CONVERTIBLE PREFERRED STOCK

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

----------

(1) Represents 4,101,264, 4,030,761, and 117,975 shares held by SOFTBANK Partners, SOFTBANK Capital and SOFTBANK Advisors, respectively. Each share of Series C Preferred Stock is convertible into one share of Common Stock. Mr. Fisher, a Director of the Company, is a managing director of the general partner of each of these SOFTBANK Affiliates. Mr. Fisher disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

SERIES D CONVERTIBLE PREFERRED STOCK

                                                 Number of
                                                 ---------
      Name and Address of Beneficial Owners       Shares          Percent
      -------------------------------------       ------          -------

      BancBoston Capital                          250,000(1)          100

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

(3) Represents shares held by Diamond Lease (U.S.A.), Inc., whose address is 350 5th Ave., Empire State Building, Suite 616, New York, NY 10118.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 29, 2001, OptiMark and the SOFTBANK Affiliates entered into a Preferred Stock Purchase Agreement whereby the SOFTBANK Affiliates agreed to purchase up to an aggregate of 1,000,000 shares of Series E Preferred Stock at a price of $15.00 per share (as amended on August 16, 2001 and November 16, 2001, the "Series E Preferred Stock Purchase Agreement"). The purchase of shares took place at approximately one-month intervals from June 2001 through January 2002. The SOFTBANK Affiliates purchased 983,333 shares of Series E Preferred Stock for an aggregate amount of approximately $14,750,000.

     On December 31, 2001, OptiMark, Inc. received 200 shares of Innovations Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Innovations Preferred Stock, in exchange for the transfer to Innovations of the Assets. The stated value of the Innovations Preferred Stock was the result of the evaluation by the board of directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding a $10,000,000 investment for a one-third interest in Innovations. The SOFTBANK Affiliates received 100 shares of Innovations Common Stock for $250,000 cash. Simultaneously, the SOFTBANK Affiliates' remaining obligation to purchase shares of Series E Preferred Stock from OptiMark pursuant to the Series E Preferred Stock Purchase Agreement was reduced by $250,000. Upon completion of the transaction, Innovations' aggregate assets consisted of the Assets and $750,000 in cash.

     The Company and the SOFTBANK Affiliates agreed to certain put and call rights applicable to the SOFTBANK Shares as more fully described in "Item 1 - Business."

     On April 30, 2002, Draper purchased 150 shares of the Innovations Common Stock for an aggregate cash purchase price of $375,000. On May 3, 2002, Draper purchased 963 shares of the Innovations Series B Preferred Stock for an aggregate cash purchase price of $9,630,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1.   FINANCIAL STATEMENTS

     Consolidated Financial Statements and Financial Statement Schedules are contained in the financial statements and accompanying notes.

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

2.2 Subscription Agreement dated December 31, 2001 between SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP and OptiMark Innovations Inc. (f/k/a OTSH, Inc.) (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated December 31, 2001 (Commission File No. 000-30527).

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

             (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated February 4, 2002 (Commission File No. 000-30527)).

2.7 Amendment No. 1 to Securities Purchase Agreement, dated as of March 6, 2002, by and between The Ashton Technology Group, Inc. and
             OptiMark Innovations Inc. (f/k/a OTSH, Inc.) (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K filed May 23, 2002 (Commission File No, 000-30527)).

2.8 Amendment No. 2 to Securities Purchase Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and
             OptiMark Innovations Inc. (f/k/a OTSH, Inc.) (incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K filed May 23, 2002 (Commission File No, 000-30527)).

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

4.1          Specimen  Common Stock  Certificate  (incorporated  by reference to
             Exhibit 4.1 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.2          Specimen Preferred Stock Certificate  (incorporated by reference to
             Exhibit 4.2 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.3 Series A Preferred Stock Purchase Agreement, dated August 27, 1996, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

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

4.8 Series B Preferred Stock Purchase Agreement, dated December 22, 1998, by and among OptiMark and parties named therein (incorporated by reference to Exhibit 4.8 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.9 Registration Rights Agreement, dated April 23, 1998, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.9 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.10 Series C Preferred Stock Purchase Agreement, dated June 11, 1999, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.10 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.11 Registration Rights Agreement, dated July 26, 1999, by and among OptiMark and the parties named therein (incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

4.12 Series D Preferred Stock Purchase Agreement, dated July 30, 1999, by and between OptiMark and BancBoston Capital Inc. (incorporated by reference to Exhibit 4.12 to Registrant's Registration Statement on Form 10 (No. 000-30527)).

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

4.16 Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001, by and among OptiMark Holdings, Inc. and the entities set forth in the Schedule of Purchasers thereto (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 000-30527)).

4.17 Registration Rights Agreement, dated as of June 29, 2001, by and among OptiMark Holdings, Inc. and the holders of Series E Cumulative Preferred Stock (incorporated by reference to Exhibit
             4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 000-30527)).

4.18 Amendment to the Series E Preferred Stock Purchase Agreement, dated as of August 16, 2001, by and among OptiMark Holdings, Inc. and the entities set forth in the Schedule of Purchasers thereto (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 000-30527)).

4.19 Amendment to the Registration Rights Agreement, dated as of August 16, 2001, by and among OptiMark Holdings, Inc. and the holders of Series E Cumulative Preferred Stock (incorporated by reference to
             Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 000-30527)).

4.20 Loan Agreement, dated as of March 21, 2002, by and among OptiMark Holdings, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP (incorporated by reference to
             Exhibit 4.1 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.21         Promissory Note, dated March 21, 2002, of OptiMark  Holdings,  Inc.
             in favor of SOFTBANK Capital Partners LP in the principal amount of $249,990 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.22         Promissory Note, dated March 21, 2002, of OptiMark  Holdings,  Inc.
             in favor of SOFTBANK Capital LP in the principal amount of $245,695 (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.23         Promissory Note, dated March 21, 2002, of OptiMark  Holdings,  Inc.
             in favor of SOFTBANK Capital Advisors Fund LP in the principal amount of $4,315 (incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.24 Loan Agreement, dated as of April 11, 2002, by and among OptiMark Holdings, Inc., SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP (incorporated by reference to
             Exhibit 4.5 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.25         Promissory Note, dated April 11, 2002, of OptiMark  Holdings,  Inc.
             in favor of SOFTBANK Capital Partners LP in the principal amount of $284,989 (incorporated by reference to Exhibit 4.6 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.26         Promissory Note, dated April 11, 2002, of OptiMark  Holdings,  Inc.
             in favor of SOFTBANK Capital LP in the principal amount of $280,092 (incorporated by reference to Exhibit 4.7 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.27         Promissory Note, dated April 11, 2002, of OptiMark  Holdings,  Inc.
             in favor of SOFTBANK Capital Advisors Fund LP in the principal amount of $4,919 (incorporated by reference to Exhibit 4.8 to Registrant's Current Report on Form 8-K filed April 30, 2002 (Commission File No. 000-30527)).

4.28 Investors' Rights Agreement, dated as of May 3, 2002, by and between The Ashton Technology Group, Inc. and OptiMark Innovations Inc. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed May 23, 2002 (Commission File No, 000-30527)).

4.29 Amended and Restated Investors' Rights Agreement, dated May 3, 2002, by and between OptiMark Innovations Inc., Draper Fisher Jurvetson ePlanet Ventures, L.P., Draper Fisher Jurvetson ePlanet Partners Fund, L.L.C., Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG, SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP (incorporated by reference to
             Exhibit 4.2 to Registrant's Current Report on Form 8-K filed May 23, 2002 (Commission File No, 000-30527)).

4.30         Senior Secured  Convertible  Note of The Ashton  Technology  Group,
             Inc. in favor of OptiMark Innovations Inc., dated May 3, 2002 (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K filed May 23, 2002 (Commission File No, 000-30527)).

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

10.31 Second Amended and Restated Promissory Note, dated October 12, 2002, executed by OptiMark Holdings, Inc. in favor of Robert J. Warshaw (incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.32        Employment Letter, dated June 19, 2001, from OptiMark, Inc. to Neil
             G. Cohen (incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.33 Employee Agreement, dated December 1, 2002, by and between OptiMark, Inc. and James Pak (incorporated by reference to Exhibit
             10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.34 Employment Letter, dated April 9, 2001, from OptiMark, Inc. to Trevor B. Price (incorporated by reference to Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.35 Employee Agreement, dated May 16, 2001, by and between OptiMark, Inc. and Trevor B. Price (incorporated by reference to Exhibit
             10.35 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.36 Amendment to Employee Agreement, dated June 19, 2001, by and between OptiMark, Inc. and Trevor B. Price (incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.37 Employment Letter, dated April 17, 2001, by and between OptiMark, Inc. and Gary Meshell (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.38 Employee Agreement, dated May 15, 2001, by and between OptiMark, Inc. and Gary B. Meshell (incorporated by reference to Exhibit
             10.38 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.39 Amendment to Employee Agreement, dated June 19, 2001, by and between OptiMark, Inc. and Gary B. Meshell (incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.40 Separation Agreement, dated February 16, 2002, by and between OptiMark, Inc. and Gary B. Meshell (incorporated by reference to
             Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.41 Employment Letter, dated January 16, 2002, from OptiMark, Inc. to James Pak (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

21.1 Subsidiaries of OptiMark Holdings, Inc. (incorporated by reference to Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

23.1         Consent of the Independent Auditors.

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


                                        OPTIMARK HOLDINGS, INC.

Dated July 18, 2002


                                        By:    /s/ William A. Lupien
                                          ---------------------------
                                          Name:  William A. Lupien
                                          Title: Chairman

                                          By:  /s/ Phillip J. Riese
                                          ---------------------------
                                          Name:  Phillip J. Riese
                                          Title: Director

                                          By:  /s/ Ronald D. Fisher
                                          -------------------------
                                          Name:  Ronald D. Fisher
                                          Title: Director

                                        By:    /s/ Robert J. Warshaw
                                          ---------------------------
                                          Name:  Robert J. Warshaw
                                          Title: Chief Executive Officer,
                                               Director, and Principal
                                               Financial and Accounting Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OptiMark Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of OptiMark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

New York, New York
 May 31, 2002

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                       December 31, 2001    December 31, 2000
                                                                       -----------------    -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................................       $   1,624,017        $   2,919,548
  Receivable from affiliate ......................................                --              1,616,413
  Accounts receivable, less allowance for doubtful accounts of
    $73,002 at 2001 and $0 at 2000 ...............................             774,180              750,000
  Other current assets ...........................................             446,911            1,050,294
                                                                         -------------        -------------
          Total current assets ...................................           2,845,108            6,336,255

PROPERTY AND EQUIPMENT - NET .....................................           1,381,435            5,845,760

SOFTWARE LICENSES - NET ..........................................              59,347              120,748
OTHER ASSETS .....................................................             837,072            1,538,735
                                                                         -------------        -------------

TOTAL ASSETS .....................................................       $   5,122,962        $  13,841,498
                                                                         =============        =============


LIABILITIES,  REDEEMABLE STOCK
AND STOCKHOLDERS' (DEFICIENCY) EQUITY

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities .....................       $     678,901        $   2,225,434
    Accrued compensation .........................................           1,141,246              784,466
    Net liabilities of discontinued operations (Note 4) ..........          13,816,260            5,209,756
    Other current liabilities ....................................             879,842            1,059,154
                                                                         -------------        -------------
          Total current liabilities ..............................          16,516,249            9,278,810

COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)


REDEEMABLE PREFERRED STOCK
  Series E  preferred  stock,  convertible,  $0.01 par value;
    1,000,000 shares authorized; 926,665 issued and outstanding at
    December 31, 2001 ............................................          13,630,854                 --
                                                                         -------------        -------------
  Series F preferred stock, $0.01 par value; 7,400,000 shares authorized and no shares issued and outstanding at
    December 31, 2001 ............................................                --                   --
  Series G preferred stock, $0.01 par value; 300,000 shares
    authorized, issued and outstanding at December 31, 2001 ......               3,000                 --
                                                                         -------------        -------------

TOTAL REDEEMABLE STOCK ...........................................          13,633,854                 --
                                                                         -------------        -------------

STOCKHOLDERS' (DEFICIENCY) EQUITY:
  Preferred stock, authorized and unissued 8,577,932
    at December 31, 2001 and 17,277,932 at December 31, 2000
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 shares authorized; 925,683 and
    3,222,068 shares issued and outstanding at December 31, 2001
    and December 31, 2000, respectively ..........................               9,257               32,221
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized; 10,820,000 and 11,000,000 shares issued and outstanding at December 31, 2001 and
    December 31, 2000, respectively ..............................             108,200              110,000
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at December 31, 2001 and December 31, 2000 ...................              82,500               82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at December 31, 2001 and December 31, 2000 ...................               2,500                2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; issued 36,612,557 shares at December 31, 2001
    and December 31, 2000, respectively, of which 3,242,644 and no shares are held as treasury stock at December 31, 2001 and
    December 31, 2000, respectively ..............................             366,126              366,126
  Warrants, common stock .........................................          35,686,523           35,686,523
  Additional paid-in capital .....................................         301,687,065          301,662,303
  Accumulated deficit ............................................        (362,906,807)        (333,370,391)
  Accumulated other comprehensive loss ...........................             (62,504)              (9,094)
  Treasury stock, at cost ........................................                  (1)                --
                                                                         -------------        -------------
          TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY ................         (25,027,141)           4,562,688
                                                                         -------------        -------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
(DEFICIENCY) EQUITY ..............................................       $   5,122,962        $  13,841,498
                                                                         =============        =============

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                       2001               2000               1999
                                                  ---------------------------------------------------

REVENUE:
  Revenue ...................................     $   8,607,881      $   3,549,999      $        --
  Revenue from affiliate ....................         2,817,841         11,684,064          1,620,454
                                                  -------------      -------------      -------------
          Total revenue .....................        11,425,722         15,234,063          1,620,454
                                                  -------------      -------------      -------------

EXPENSES:
  Cost of sales .............................         6,416,634          8,255,553            896,321
  Sales and marketing .......................         1,738,235          1,893,389            617,778
  Research and development ..................         5,841,592          3,459,558          1,030,417
  General and administrative ................         9,121,735          9,600,923         11,228,711
  Depreciation and amortization .............         4,034,887          3,949,551          1,728,108
  Impairment of fixed assets ................         1,146,656          1,878,961               --
  Write off of intangible asset .............              --           23,940,000               --
  Restructuring expense .....................           315,613            292,634          7,693,026
  Warrant compensation expense ..............              --               14,542         40,616,822
                                                  -------------      -------------      -------------
          Total operating expenses ..........        28,615,352         53,285,111         63,811,183
                                                  -------------      -------------      -------------

OTHER (INCOME) EXPENSE:
  Interest income ...........................           (51,024)        (1,518,932)        (3,315,664)
  Interest expense ..........................           121,368            312,500            449,093
  Writedown of investment ...................           499,991               --                 --
  Gain on recovery of investment ............          (530,000)              --                 --
  Gain on recovery of bad debts .............              --                 --             (700,000)
  Equity in loss of affiliate ...............              --                 --               69,112
                                                  -------------      -------------      -------------
          Total other expense (income), net .            40,335         (1,206,432)        (3,497,459)
                                                  -------------      -------------      -------------

LOSS FROM CONTINUING OPERATIONS .............       (17,229,965)       (36,844,616)       (58,693,270)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations .........              --          (51,205,297)       (76,385,239)
  Loss on disposal of discontinued operations       (12,306,451)       (16,036,155)              --
                                                  -------------      -------------      -------------
  Loss from discontinued operations .........       (12,306,451)       (67,241,452)       (76,385,239)
                                                  -------------      -------------      -------------


NET LOSS ....................................       (29,536,416)      (104,086,068)      (135,078,509)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments ..           (53,410)            27,817            (36,911)
                                                  -------------      -------------      -------------

COMPREHENSIVE LOSS ..........................     $ (29,589,826)     $(104,058,251)     $(135,115,420)
                                                  =============      =============      =============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations .....................     $       (0.49)     $       (1.00)     $       (1.67)
  Discontinued operations ...................             (0.36)             (1.84)             (2.17)
                                                  -------------      -------------      -------------
  Basic and diluted loss per share ..........     $       (0.85)     $       (2.84)     $       (3.84)
                                                  =============      =============      =============

  Weighted average number of common
     shares outstanding - basic and diluted .        35,004,561         36,603,854         35,193,208


See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                                               2001               2000              1999
                                                                          ----------------------------------------------------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net loss ..........................................................     $ (29,536,416)     $(104,086,068)     $(135,078,509)
  Deduct loss from discontinued operations ..........................       (12,306,451)       (67,241,452)       (76,385,239)
                                                                          -------------      -------------      -------------
  Loss from continuing operations ...................................       (17,229,965)       (36,844,616)       (58,693,270)
  Adjustments to reconcile net loss from continuing operations to net cash used in
  continuing operations:
    Interest on note receivable .....................................              --                 --              (36,064)
    Value assigned to warrants issued as compensation ...............              --               14,542         40,616,822
    Value assigned to options in connection with restructuring ......              --            1,890,315          5,810,840
    Value assigned to preferred shares issued in connection with ....             3,000               --                 --
    settlement
    Depreciation and amortization ...................................         4,034,887          3,949,551          1,728,108
    Write off of intangible asset ...................................              --           23,940,000               --
    Write-down of investment ........................................           499,991               --                 --
    Gain on recovery of investment ..................................          (530,000)              --                 --
    Allowance for doubtful accounts .................................            73,002               --                 --
    Gain on recovery of receivable ..................................              --                 --             (700,000)
    Impairment of fixed assets ......................................         1,146,656          1,878,961               --
    Loss from investment in joint venture ...........................              --                 --               69,112
    Loss on disposal of assets ......................................            39,773            171,484                980
  Changes in operating assets and liabilities:
    Receivables .....................................................         1,519,231         (1,844,833)          (521,580)
    Other assets ....................................................           805,055            425,318         (1,597,903)
    Accounts payable and accrued liabilities ........................        (1,243,163)           598,200          1,242,363
    Accrued restructuring ...........................................              --           (1,360,761)         1,360,761
    Other liabilities ...............................................          (179,844)           580,774             48,771
                                                                          -------------      -------------      -------------
    Net cash used in continuing operating activities ................       (11,061,377)        (6,601,065)       (10,671,060)
                                                                          -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment ...............................          (503,582)          (857,707)        (3,884,628)
  Purchase of software licenses .....................................          (204,560)          (293,331)          (319,039)
  Proceeds from disposal of assets ..................................            12,520             57,060              4,826
    Net cash used in investing activities ...........................          (695,622)        (1,093,978)        (4,198,841)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of redeemable preferred stock ..........         9,630,854               --           99,989,121
  Proceeds from stockholders' notes .................................         4,000,000               --                 --
  Payments on capital leases ........................................          (249,437)        (1,403,351)        (1,418,868)
  Proceeds from the issuance of minority interest ...................           250,000               --                 --
  Proceeds from recovery of investment ..............................           530,000               --                 --
  Payments for treasury stock .......................................                (2)              --                 --
  Net proceeds from issuance of common stock ........................              --                 --               50,005
  Proceeds from recovery of receivable ..............................              --                 --              700,000
  Proceeds from the exercise of warrants for common stock ...........              --                 --            5,984,484
  Proceeds from term loan ...........................................              --                 --              999,653
  Proceeds from officer loan ........................................              --                 --            1,039,742
  Proceeds from exercise of options for common stock ................              --              205,864            851,861
                                                                          -------------      -------------      -------------
    Net cash provided by (used in) financing activities .............        14,161,415         (1,197,487)       108,195,998
                                                                          -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................         2,404,416         (8,892,530)        93,326,097

NET CASH USED IN DISCONTINUED OPERATIONS ............................        (3,699,947)       (50,825,332)       (94,527,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD ..................         2,919,548         62,637,410         63,839,270


CASH AND CASH EQUIVALENTS, END OF THE PERIOD ........................     $   1,624,017      $   2,919,548      $  62,637,410
                                                                          =============      =============      =============

Supplement disclosure of cash flow information:
  Cash payments for interest - continuing operations ................     $     121,368      $     317,249      $     630,655
  Cash payments for interest - discontinued operations ..............              --              406,063            448,899

Non-cash financing activities:
  Conversion of stockholders' notes to Series E redeemable preferred      $   4,000,000               --                 --
stock

Supplemental schedule of non-cash investing and financing activities:
  Net reduction in vendor obligations ...............................              --        $   2,619,608               --
  Increase in capital leases ........................................              --                 --        $   6,359,303
  Acquisition of intangible asset ...................................              --                 --           28,000,000


See notes to consolidated financial statements

                     OPTIMARK HOLDINGS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                       Series A                  Series B                Series C                 Series D
                      Convertible               Convertible             Convertible              Convertible
                    Preferred Stock           Preferred Stock          Preferred Stock         Preferred Stock
                  Shares       Amount       Shares       Amount      Shares       Amount     Shares       Amount
------------------------------------------------------------------------------------------------------------------


BALANCE,
JANUARY 1,
1999             3,547,068    $ 35,471    11,000,000    $110,000       -            -           -            -

Conversion of
Series A
Preferred Stock
into common
stock              (75,000)       (750)

Issuance of
Series C
Preferred Stock,
 net of expenses                                                    8,250,000    $ 82,500

Issuance of
Series D
Preferred Stock                                                                              250,000       $ 2,500

Issuance of
common stock

Issuance of
warrants
Warrants
exercised

Warrants
forfeited

Warrants
expired

Options
exercised

Restructuring
option charge



                                         Common Stock
              -------------------------------------------------------------------
                      Voting              Non-Voting                 Total
                 Shares     Amount    Shares      Amount      Shares       Amount
              -------------------------------------------------------------------


BALANCE,
JANUARY 1,
1999           30,818,922   $308,189   740,000    $ 7,400    31,558,922    315,589

Conversion of
Series A
Preferred Stock
into common
stock             300,000      3,000                            300,000      3,000

Issuance of
Series C
Preferred Stock
 net of expense

Issuance of
Series D
Preferred Stock

Issuance of
common stock    2,004,167     20,042                          2,004,167     20,042

Issuance of
warrants
Warrants
exercised       2,198,764     21,988                          2,198,764     21,988

Warrants
forfeited

Warrants
expired

Options
exercised         434,204      4,342                            434,204      4,342

Restructuring
option charge


                       Series A                  Series B                Series C                 Series D
                      Convertible               Convertible             Convertible              Convertible
                    Preferred Stock           Preferred Stock          Preferred Stock         Preferred Stock
                  Shares       Amount       Shares       Amount      Shares       Amount     Shares       Amount
------------------------------------------------------------------------------------------------------------------

Interest on
note receivable
from officer

Note receivable
repayment
from officer

Net loss

Other
comprehensive
loss
                 ---------    --------  ----------      -------    ---------      -------    -------     -------
BALANCE,
DECEMBER 31,
1999             3,472,068     34,721   11,000,000      110,000    8,250,000       82,500    250,000       2,500

Retirement of
Treasury Stock    (250,000)    (2,500)

Warrants
forfeited

Options
exercised

Restructuring
charge

Net loss

Other
comprehensive
loss
                 ---------    --------  ----------      -------   ---------       -------    --------       ------

BALANCE,
DECEMBER 31,
2000             3,222,068     32,221   11,000,000      110,000   8,250,000        82,500     250,000        2,500

Purchase of
Preferred
Shares          (2,296,385)   (22,964)    (180,000)      (1,800)

Purchase of
Common
Shares


                                         Common Stock
              -------------------------------------------------------------------
                      Voting              Non-Voting                 Total
                 Shares     Amount    Shares      Amount      Shares       Amount
              -------------------------------------------------------------------
Interest on
note receivable
from officer

Note receivable
repayment
from officer

Net loss

Other
comprehensive
loss
              ----------   -------   -------       -----    ----------    -------

BALANCE,
DECEMBER 31,
1999          35,756,057   357,561   740,000       7,400    36,496,057    364,961

Retirement of
Treasury Stock

Warrants
forfeited

Options
exercised        116,500     1,165                             116,500      1,165

Restructuring
charge

Net loss

Other
comprehensive
loss
               ----------  -------   -------     -------    ----------    -------


BALANCE,
DECEMBER 31,   35,872,557  358,726   740,000       7,400    36,612,557    366,126
2000

Purchase of
Preferred
Shares

Purchase of
Common
Shares

                       Series A                  Series B                Series C                 Series D
                      Convertible               Convertible             Convertible              Convertible
                    Preferred Stock           Preferred Stock          Preferred Stock         Preferred Stock
                  Shares       Amount       Shares       Amount      Shares       Amount     Shares       Amount
------------------------------------------------------------------------------------------------------------------
Net loss
Other
comprehensive
loss
                 -------      -------     ----------   ---------   ---------     --------    -------     -------

BALANCE,
DECEMBER 31,
2001             925,683      $ 9,257     10,820,000   $ 108,200   8,250,000     $ 82,500    250,000     $ 2,500
                 =======      =======     ==========   =========   =========     ========    =======     =======



                                         Common Stock
              -------------------------------------------------------------------
                      Voting              Non-Voting                 Total
                 Shares     Amount    Shares      Amount      Shares       Amount
              -------------------------------------------------------------------
Net loss
Other
comprehensive
loss
              ----------  ---------   -------  --------    ----------   ---------

BALANCE,
DECEMBER 31,
2001          35,872,557  $ 358,726   740,000  $  7,400    36,612,557   $ 366,126
              ==========  =========   =======  ========    ==========   =========

See notes to consolidated financial statements

                     Common Stock
                       Warrants            Additional                        Notes
                  -------------------       Paid-In       Accumulated      Receivable-
                  Shares       Amount       Capital         Deficit         Officer
----------------------------------------------------------------------------------------
BALANCE,
JANUARY 1,
1999             17,534,092  $ 1,845,467  $ 162,221,792  $ (94,205,814)  $ (1,003,678)


Conversion of
Series A
Preferred Stock
into common
stock                                            (2,250)

Issuance of
Series C
Preferred Stock,
 net of expenses                             96,906,621

Issuance of0
Series D
Preferred Stock                               2,997,500

Issuance of
common stock                                 28,029,963

Issuance of
warrants         32,729,158   40,631,364

Warrants
exercised        (2,198,764)      (4,002)     5,966,498

Warrants
forfeited            (8,000)

Warrants
expired          (1,666,667)  (6,786,306)     6,786,306

Options
exercised                                       847,519

Restructuring
option charge                                 5,810,840

Interest on
note receivable
from officer                                                                  (36,064)



                                    Treasury Stock
                      ----------------------------------------      Accumulated
                 Series A     Series A                         Other           Total
                 Preferred    Preferred    Common   Common  Comprehensive   Stockholders'
                  Shares       Amount      Shares   Amount     Loss            Equity
----------------------------------------------------------------------------------------
BALANCE,
JANUARY 1,
1999             (250,000)  $ (10,000,000)    -         -         -          $59,318,827


Conversion of
Series A
Preferred Stock
into common
stock                                                                            -

Issuance of
Series C
Preferred Stock,
 net of expenses                                                              96,989,121

Issuance of0
Series D
Preferred Stock                                                                  300,000

Issuance of
common stock                                                                 28,050,005

Issuance of
warrants                                                                      40,631,364

Warrants
exercised                                                                      5,984,484

Warrants
forfeited                                                                        -

Warrants
expired                                                                          -

Options
exercised                                                                        851,861

Restructuring
option charge                                                                  5,810,840

Interest on
note receivable
from officer                                                                     (36,064)

                     Common Stock
                       Warrants            Additional                        Notes
                  -------------------       Paid-In       Accumulated      Receivable-
                  Shares       Amount       Capital         Deficit         Officer
----------------------------------------------------------------------------------------
Note receivable
repayment
from officer                                                                1,039,742
Net loss                                                  (135,078,509)

Other
comprehensive
loss
                 ----------   ----------   -----------    ------------     ----------

BALANCE,
DECEMBER 31,
1999             46,389,819   35,686,523   309,564,789    (229,284,323)          -


Retirement of
Treasury Stock                              (9,997,500)

Warrants
forfeited          (124,000)

Options
exercised                                      204,699

Restructuring
charge                                       1,890,315

Net loss                                                  (104,086,068)

Other
comprehensive
loss
                 ----------   ----------   -----------    ------------     ----------
BALANCE,
DECEMBER 31,
2000             46,265,819   35,686,523   301,662,303    (333,370,391)           -

Purchase of
Preferred
Shares                                          24,762

Purchase of
Common
Shares

Net loss                                                   (29,536,416)



                                    Treasury Stock
                      ----------------------------------------      Accumulated
                 Series A     Series A                         Other           Total
                 Preferred    Preferred    Common   Common  Comprehensive   Stockholders'
                  Shares       Amount      Shares   Amount      Loss          Equity
----------------------------------------------------------------------------------------
Note receivabl
repayment
from officer                                                                   1,039,742
Net loss                                                                    (135,078,509)

Other
comprehensive
loss                                                            $(36,911)        (36,911)
                 ---------   -----------  -------    -------    ---------   ------------

BALANCE,
DECEMBER 31,
1999             (250,000)   (10,000,000)    -            -     $(36,911)    106,524,760
                                                                ---------   ------------

Retirement of
Treasury Stock    250,000     10,000,000                                            -

Warrants
forfeited                                                                           -

Options
exercised                                                                        205,864

Restructuring
charge                                                                         1,890,315

Net loss                                                                    (104,086,068)

Other
comprehensive
loss                                                              27,817          27,817
                 ---------   -----------  -------    -------    ---------   ------------

BALANCE,
DECEMBER 31,
2000                 -              -         -          -        (9,094)      4,562,688

Purchase of
Preferred
Shares                                                                                (2)

Purchase of
Common
Shares                                   (3,242,644)  $ (1)                           (1)

Net loss                                                                     (29,536,416)

                     Common Stock
                       Warrants            Additional                        Notes
                  -------------------       Paid-In       Accumulated      Receivable-
                  Shares       Amount       Capital         Deficit         Officer
---------------------------------------------------------------------------------------
Other
comprehensive
loss
               ----------   ------------  ------------  ---------------     ---------

BALANCE,
DECEMBER 31,
2001           46,265,819   $ 35,686,523  $301,687,065  $ (362,906,807)     $    -
=====================================================================================




                                    Treasury Stock
                      ----------------------------------------      Accumulated
                 Series A     Series A                          Other           Total
                 Preferred    Preferred    Common    Common  Comprehensive   Stockholders'
                  Shares       Amount      Shares    Amount      Loss          Equity
-----------------------------------------------------------------------------------------
Other
comprehensive
loss                                                            (53,410)         (53,410)

BALANCE,
DECEMBER 31,
2001                 -         $  -      (3,242,644)   $ (1)  $ (62,504)    $(25,027,141)
=========================================================================================

                    OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.     BASIS OF PRESENTATION AND REORGANIZATION

       OptiMark Holdings, Inc. ("Holdings") was established on May 19, 2000, and became the sole stockholder of two operating subsidiaries on June 12, 2000 pursuant to the reorganization of the legal structure of the company formerly known as OptiMark Technologies, Inc. ("OTI"). OTI was the successor to a company that had been founded in 1996 to begin development of the OptiMark matching engine technology for use in an electronic trading system for equity securities and related technologies. The reorganization was effected pursuant to which (i) OTI formed Holdings as a direct wholly-owned subsidiary of OTI, (ii) Holdings formed OTI Acquisition Corporation ("OTIA") as a direct wholly-owned subsidiary of Holdings, (iii) OTI merged with OTIA pursuant to Section 251(g) of the Delaware General Corporation Law, with the name of the surviving company becoming OptiMark US Equities, Inc. ("UEI"), and with stockholders of UEI being deemed to have received shares of Holdings by operation of law. As a result of such merger, UEI became a direct wholly-owned subsidiary of Holdings. References herein to the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to OTI and its subsidiaries, with respect to periods prior to the reorganization.

       Until September 19, 2000, the Company had operated in two segments, the Exchange Solutions Services Business (formerly referred to as the Electronic Markets Business) and the US Equities Business, under two separate wholly owned subsidiaries, OptiMark, Inc. ("OptiMark"), and OptiMark US Equities, Inc.,
respectively. Effective September 19, 2000, the US Equities Business was discontinued (Note 3). On December 28, 2001, OptiMark formed a then majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and at that time OptiMark held a 67% voting interest (See
Note 20) and the remaining interest was held by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors' Fund LP (collectively, "SOFTBANK"). Innovations has authorized capital stock of 7,000 shares of common stock, par value $.01 per share (the "Innovations Common Stock"), and 3,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). Innovations has designated 2,000 shares of Innovations Preferred Stock, as "Non-Qualified Preferred Stock," which has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Non-Qualified Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Non-Qualified Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017. Innovations designated 1,000 shares of Innovations Preferred Stock as "Series B Preferred Stock," which has a cumulative preferred dividend at an annual rate of $519.21 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Series B Preferred Stock is equal to $10,389.61 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The principal business of Innovations is to (a) consummate a purchase of a controlling interest in Ashton through the purchase of Ashton's common stock and (b) hold Ashton's common stock for the benefit of the shareholders of Holdings and Innovations.

       OptiMark also has an approximately 15% voting interest in Japan OptiMark Systems, Inc. ("JOS"), a Japanese corporation. The investment in JOS previously accounted for on the equity method does not have any carrying value in financial statements of the Company as of December 31, 2001. JOS has realized continuing losses since its inception in 1998. Since the Company has not provided any guarantees and is not committed to provide any future funding to JOS it has not recorded its equity share of JOS' losses.

       Effective in January 2002, the development, sales and marketing efforts of the Exchange Solutions Services Business was suspended. As of that date, the primary purpose of the Company was to hold the securities of Innovations and to consummate financing and strategic transactions with other parties.

       As a result of the capitalization of Innovations, Holdings and SOFTBANK have certain call and put rights described below. The Independent Committee of the Board has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $125,000 in cash and 16,667 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock") of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

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

2.     GENERAL INFORMATION AND SUMMARY OF ACCOUNTING POLICIES

       General - The Exchange Solutions Services Business is comprised of the development and operation of trading platforms and environments for existing and emerging electronic marketplaces through a combination of consulting, servicing, licensing and equity agreements. The Company commenced these activities after termination of the license agreement with High Performance Markets, Ltd. ("HPM") (Note 7). The OptiMark technology, as adapted for these marketplaces, allows a broad array of auction and exchange activities, including the trading of goods and services whose value is determined by factors in addition to quantity and price; trading among many buyers and many sellers; and broker facilitated trading.

       Basis of Preparation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current cash and cash equivalents, plus the expected cash flows for 2002, are not expected to be sufficient to meet its 2002 operating and financial commitments. Accordingly, if the Company is unable to raise additional cash either directly or through sale or borrowing gains Innovations' holdings of shares of the Ashton Common Stocks or the Note, the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities, continue to borrow money from SOFTBANK or raise capital through the sale or borrowing against the shares of Innovations related to its holdings of shares of the Ashton Common Stock and the Note, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of Capital Stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations would be reduced accordingly. This would reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations, as represented by Innovations' holdings of shares of the Ashton Common Stock, will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern.

       The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, or refinancing as may be required, and ultimately to attain successful operations. The Company's current activities addressing the cash flow issue include additional cost reductions, generation of new revenue and discussions with investors regarding additional equity investments.

       Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Companies in which OptiMark has equity investments of 50% or less and has the ability to exercise significant influence are accounted for using the equity method. Intercompany accounts and transactions have been eliminated.

       Cash  and  Cash  Equivalents  -  The  Company   considers  highly  liquid
investments with an original maturity of three months or less to be cash equivalents.

       Foreign Currency Translation - Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at fiscal year-end exchange rates; revenues and expenses are translated at weighted average exchange rates for the year. Gains and losses arising from translation are recorded as a cumulative translation adjustment within accumulated other comprehensive loss, a component of stockholders' equity (deficiency).

       Property and Equipment - Property and equipment are recorded at cost. For financial reporting purposes, depreciation is provided for using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements had been amortized over the lesser of the life of the asset or the life of the lease; however remaining leasehold improvements will be amortized over a twelve-month period. During 2001 and 2000, the Company wrote down the value of certain assets by approximately $1,147,000 and $1,879,000, respectively, in accordance with FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (See Note 6).

       Intangible Assets - Intangible assets consist of software licenses amortized using the straight-line method over periods of 24 to 36 months. During 2000, certain non-securities industries rights and other software licenses were written off (See Note 7).

       Income Taxes - The Company files a consolidated Federal income tax return, which includes all eligible United States subsidiary companies. Foreign subsidiaries are taxed according to regulations existing in the countries in which they do business. Deferred income taxes are provided for temporary differences between income tax bases and financial reporting bases of the Company's assets and liabilities utilizing currently enacted tax laws and rates.

       Revenue Recognition - Consulting, maintenance and support, licensing fees and development services revenue are recorded as services are performed.

       Long-Lived Assets - The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present. Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. The Company has determined that, as of December 31, 2001 and 2000, respectively, there had been no impairment in the carrying value of long-lived assets except as discussed in Notes 3 and 6.

       Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Recent Accounting Pronouncements - During 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of effective date of SFAS 133" ("SFAS 137") and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, did not result in any impact in net loss or in accumulated other comprehensive loss during 2001.

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 by the Company during 2001 did not result in any impact in net loss or in accumulated other comprehensive loss.

       In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

       In July 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS 143 on the Company.

       In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standard on existing long-lived assets and plans to adopt the new accounting standard in its financial statements for the year ending December 31, 2002.

       During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the Company to capitalize certain payroll and payroll related costs and has been adopted in the Company's 1999 consolidated financial statements. At December 31, 1999, net capitalized software costs were approximately $10,816,000. These costs were written off in 2000 and are included as part of discontinued operations. In 2001, there were no such costs capitalized.

       The FASB has issued Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation," which was effective as of July 1, 2000. Interpretation 44 has had no material effect on the consolidated financial statements. Options repriced in 2000 are subject to variable plan accounting.

       Reclassifications - Certain prior year amounts have been reclassified to conform to the 2001 presentation.

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

       The Company recorded a loss on disposal of segment of $16,036,155 in 2000 associated with the discontinuation of the US Equities Business. This amount was comprised of approximately $2,371,000, representing a workforce reduction of 99 employees and approximately $13,665,000, representing the impairment of various assets and liabilities. The amount related to the impairment of various assets and liabilities includes the write off of capitalized software and other intangibles of approximately $8,533,000, a write down in the value of fixed assets of approximately $5,091,000, security deposits of approximately $1,142,000 and other expenses related to office closings and other matters of approximately $874,000 offset by a net reduction in lease obligations and other accrued expenses of approximately $1,975,000. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2002 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. Disposition includes negotiated payments to be made after December 31, 2002.

       Included in the charge in 2000 for net asset impairment, the Company has provided a $4,595,000 reserve related to contract renegotiations and terminations in connection with certain capital and operating leases and certain service and maintenance agreements, including telecommunications network services and computer software and hardware services which were entered into by a subsidiary, US Equities, Inc., in connection with the creation, maintenance and operation of facilities for trading equity securities. This amount  is  significantly  less  than the  approximate  termination  charges  of approximately $39,800,000 provided in the relevant agreements. The Company believes there are several mitigating factors that would enable it to substantially reduce its outstanding obligations to these creditors. These factors include: (a) certain termination charges are the subject of bona fide disputes which are expected to be resolved in the Company's favor as a result of negotiation or arbitration; (b) certain service charges included in payments made by the service provider to third parties for services and equipment needed to provide the primary service; (c) the Company may purchase certain equipment outright which is the subject of capital or operating leases thereby substantially mitigating contractual termination charges; (d) the Company may be able to identify potential third party purchasers or lessees or certain equipment having an estimated salvage value of approximately $1,300,000, which is the subject of capital or operating leases, thereby substantially mitigating contractual termination charges; (e) the Company may be able to reach settlements and accords with lessors and service providers based on some combination of partial payments, extended payments, reduced payments or exchanges of equity in lieu of payments. In addition, The Company has forfeited approximately $1,142,000 of security deposits held by certain creditors in connection with the contract renegotiations and terminations. The amount provided represents management's best estimate of the Company's restructured obligations with the lessors and service providers based on currently available information. (Note 14)

       During 2001 and January 2002, we entered into agreements with three of the companies from which we had previously leased equipment settling all amounts owed by OptiMark to those companies. Settlements took the form of a combination of immediate and deferred cash payments, new preferred stock and, in one case, the purchase of a computer previously leased. At December 31, 2001, the reserve related to contract renegotiations and terminations totaled $13,525,000. This amount is significantly less than the termination charges of approximately $26,981,000 provided in the relevant agreements. The December 31, 2001 reserve represents management's best estimate of the probable and reasonably estimable losses based on the mitigating factors described above and our experience negotiating those settlements already completed.

       Changes in Net Liabilities of Discontinued Operations from December 31, 2000 are summarized below.

                                                       Paid or      Additional      Balance at
                                       Balance at      Charged       Accruals      December 31,
                                      December 31,     Against       And Other        2001
                                          2000        Liability     Adjustments       ----
                                          ----        ---------     -----------
Net Liabilities of Discontinued
  Operations ..................       $ 5,209,756    $(3,699,947)   $12,306,451    $13,816,260
                                      ===========    ===========    ===========    ===========

       The increase in Net Liabilities of Discontinued Operations was attributable to an increase in the reserve related to contract renegotiations and terminations. The increase reflected differences between previously estimated settlement amounts and actual settlement amounts as well as revised estimates of unsettled amounts based on settlement experience and continuing settlement discussions.

       Results of operations from discontinued operations for each of the two years ended December 31 are as follows:

                                                      2000             1999
                                                      ----             ----
Revenues ...................................     $    321,258      $  1,391,790
                                                 ------------      ------------
Operating expenses (excluding depreciation
and amortization) ..........................       41,409,888        69,165,854
Depreciation and amortization ..............        9,711,431         7,606,313
                                                 ------------      ------------
Total expenses .............................       51,121,319        76,772,167
                                                 ------------      ------------
Net non-operating expense ..................          405,236         1,004,862
                                                 ------------      ------------
Loss from discontinued operations ..........     $(51,205,297)     $(76,385,239)
                                                 ============      ============

         Net liabilities from discontinued operations are composed of the following at December 31:

                                                      2001              2000
                                                      ----              ----
Current assets .............................     $    112,414      $     50,000
Other assets ...............................           12,256           369,556
Current liabilities ........................      (13,940,930)       (5,629,312)
                                                 ------------      ------------
Net liabilities from discontinued operations     $(13,816,260)     $ (5,209,756)
                                                 ============      ============

4.     RELATED PARTY TRANSACTIONS

       At December 31, 1998, the Company had two notes receivable from affiliates aggregating $2,550,000, which were fully reserved and bear interest at 5.45% per annum. As these notes were deemed to be uncollectable, no interest income had been accrued on these notes. In 1999, the Company received aggregate payments of approximately $827,000 on these notes. This amount represented full repayment of one note, partial repayment on the other note and interest income of approximately $127,000. Due to the uncertainty of the remaining balance being collected, the Company has continued to record a valuation allowance against the note and has not recorded any additional interest. The Company recorded the repayment of principal on both notes as a gain on the recovery of bad debts.

       Included in stockholders' equity at December 31, 1998 is a loan to an officer of the Company of approximately $1,004,000, including interest. This note was repaid during 1999.

       In September 1998, the Company entered into the Japan Joint Venture to develop and implement the System for the trading of equity securities in Japan. As of December 31, 1998, OptiMark had made its capital contribution of approximately $69,000 for a 15% interest. It is management's belief that the Company has the ability to exercise significant influence over the Japan Joint Venture through veto power and membership on the board and therefore accounts for its investment in the Japan Joint Venture using the equity method. At December 31, 1999, the Company, in accordance with the equity method of accounting, realized losses up to its capital contribution. In connection with the Japan Joint Venture, the Company entered into a development agreement in principle, whereby the Company provided services on a time and materials basis and was reimbursed at fully allocated cost. On May 23, 2001, OptiMark amended its agreement with Japan OptiMark Systems, Inc. ("JOS") in connection with a proposed restructuring of JOS. Among other terms in the amendment, (a) OptiMark approved the suspension of JOS' trading system operating on the Osaka Securities Exchange in Japan and (b) JOS agreed to pay to OptiMark maintenance and support amounts through August 31, 2001. Amounts earned from the Japan Joint Venture are reported as "Revenue from affiliate" in the Consolidated Statements of Operations and Comprehensive Loss and amounts receivable are classified in the Consolidated Balance Sheets as "Receivable from affiliate."

       Included in Other Current Assets are loans to an officer of approximately $240,000 at December 31, 2001 and approximately $100,000 at December 31, 2000. The loans to the officers at December 31, 2001 and 2000 incur interest at 6% in each year. In accordance with the terms of a separation agreement with one of the officers, $50,000 of the loans outstanding as of December 31, 2000 were forgiven in 2001.

       In September 2001, the Company received proceeds of $530,000 from the sale of an investment in a related company. The investment had previously been written off and therefore the proceeds were recorded as a gain on recovery of an investment.

5.     OTHER CURRENT ASSETS AND OTHER ASSETS

                                  Other Current Assets         Other Assets
                                   2001         2000         2001        2000
                                   ----         ----         ----        ----
Prepaid expenses ...........   $  123,504   $  526,783   $     --     $     --
Security deposits ..........       18,403       30,521      837,007    1,037,678
Restricted cash ............       33,736      294,989         --           --
Interest receivable ........        9,155       29,369         --           --

Investment in customer .....         --           --           --        500,000
Loan to officer ............      240,000      100,000         --           --
Other ......................       22,113       68,632           65        1,057
                               ----------   ----------   ----------   ----------
                               $  446,911   $1,050,294   $  837,072   $1,538,735
                               ==========   ==========   ==========   ==========

       Prepaid expenses as of December 31, 2001 and 2000, consists primarily of warranty, support and service agreements for purchased hardware and software. Security deposits consist primarily of deposits with respect to rental property and operating leases (Note 10). Included in restricted cash at December 31, 2001 and 2000 are guarantees of approximately $34,000 and $120,000 related to one employee loan in 2001 and two employee loans in 2000 as well as certificates of deposit of approximately $175,000 in 2000. Interest receivable relates to interest earned, but not yet received, on the Company's loans to the officer, commercial paper and the certificates of deposit.

6.     PROPERTY AND EQUIPMENT

                                                         2001            2000
                                                         ----            ----
Computer equipment .............................     $ 7,427,584     $ 7,578,285
Furniture and fixtures .........................         692,797       1,118,323
Software .......................................       1,676,584       2,082,803
Leasehold improvements .........................       1,636,292       2,366,277
                                                     -----------     -----------
Total ..........................................      11,432,949      13,145,688
Less accumulated depreciation and amortization .      10,051,514       7,299,928
                                                     -----------     -----------
Net property and equipment .....................     $ 1,381,435     $ 5,845,760
                                                     ===========     ===========

       As of December 31, 2000 the Company recorded an impairment of fixed assets in the amount of approximately $1,879,000. The impaired assets consisted principally of computers and related equipment that were specifically identified as not used in the Company's continuing operations. The Company anticipates that these assets will be disposed of in 2002.

       As of December 31, 2001 the Company recorded an impairment of fixed assets in the amount of approximately $1,147,000. The impaired assets consisted principally of computers and related equipment, furniture and fixtures, computer software and leasehold improvements that were specifically identified as not used in the Company's continuing operations.

       Depreciation and amortization expense was approximately $3,787,000, $1,203,000 and $245,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.     INTANGIBLE ASSETS

       Intangible assets consist of the following at December 31:

                                                       2001               2000
                                                       ----               ----
Software licenses ........................           $452,654           $612,371
Less: accumulated amortization ...........            393,307            491,623
                                                     --------           --------
Intangible assets - net ..................           $ 59,347           $120,748
                                                     ========           ========

       In May 1996, the Company sold to HPM, a newly formed limited partnership controlled by the then stockholders of the Company, a royalty-free, perpetual, worldwide license to make, have made, use, sell and distribute products, systems and services, outside of the securities industry field, under the issued OptiMark patent and one other patent application (the "HPM License"), in exchange for a nonrecourse subordinated promissory note in the amount of $650,000 (which was fully reserved for in 1996). In March 1999, the Company entered into a license termination agreement with HPM to terminate the HPM License. In consideration for the termination of the license, the Company issued to HPM 2,000,000 shares of common stock of the Company at $14 per share (fair market value at date of issuance). In connection with the issuance of common stock, the Company recorded an intangible asset in the amount of $28,000,000 to be amortized over a 15 year life. During 1999 HPM paid the Company an aggregate of $767,700 representing full repayment on the note (which represents a portion of amounts previously written off (Note 4) and interest income of $117,700.

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

8.     ACCRUED COMPENSATION

       Accrued compensation includes accrued bonuses of approximately $591,000 and accrued vacation of approximately $550,000 as of December 31, 2001 and accrued vacation of approximately $784,000 as of December 31, 2000.

9.     ACCRUED RESTRUCTURING

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

       During 2000, the Company recorded restructuring charges of approximately $292,000. Included in this amount was approximately $1,890,000 representing charges associated with the revaluation of employee options, $750,000 related to a settlement payment to a vendor, approximately $4,000 related to the write off of security deposits and the remaining balance of approximately $268,000 included notice period salaries of approximately $167,000, severance of approximately $68,000 and vacation pay and other related employee costs of approximately $33,000. The restructuring charges were reduced by approximately $2,620,000 from a net reduction in vendor obligations. As of December 31, 2000, all the restructuring costs had been paid.

       During 2001, the Company recorded restructuring charges of approximately $316,000 representing severance costs associated with a workforce reduction of forty employees. As of December 31, 2001, all the restructuring costs had been paid.

10.    LEASE COMMITMENTS

       Operating Leases - The Company has operating lease obligations for office space, office equipment and computer equipment, which expire at various dates through 2014. The future minimum rental payments under operating leases at December 31, 2001 are as follows:

         2002............................................... $ 1,143,179
         2003...............................................   1,081,998
         2004...............................................   1,134,513
         2005...............................................   1,153,800
         2006...............................................   1,152,147
         Thereafter.........................................   8,177,435
                                                             -----------

         Total............................................. $ 13,843,072
                                                            ============

       Total rent expense for real estate amounted to approximately $1,113,000, $679,000 and $293,000 (net of sublease income of approximately $3,700; $4,100 and $7,600) for the years ended December 31, 2001, 2000 and 1999, respectively.

       Total rent expense for equipment amounted to approximately $167,000, $728,000 and $80,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       Capital Leases - The net book value of equipment held under capital leases was $0 at December 31, 2001 and approximately $625,000 at December 31, 2000.

11     SEGMENTS

       As of December 31, 1998, the Company operated in one industry segment, the US Equities Business. As of December 31, 1999, the Company operated in two industry segments, the US Equities Business and the Exchange Solutions Services Business. As a result of the discontinuation of the US Equities Business, effective September 30, 2000, the Company currently operates in one industry segment, the Exchange Solutions Services Business. Effective in January 2002 the development, sales and marketing efforts of the Exchange Solutions Services Business were suspended. As of that date, the Company's principal business was to hold the securities of OptiMark and, through OptiMark, Innovations and to solicit interest from or opportunities with third parties concerning possible investments and/or strategic alliances, including such transactions with regard to the Exchange Solutions Services Business. OptiMark's VWAP assets utilized in the Ashton transaction were part of a general effort to determine ways or utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has continued to develop additional concepts with a very limited team. There is no assurance that these limited development efforts will result in new products or receive the funding necessary for them to continue.

12     INCOME TAXES

       The tax effected components of deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                              2001             2000
                                                          ------------     ------------
Deferred income tax assets:
     Net operating loss and R&D credit carryforwards      $107,818,000     $98,779,000
     Tax fixed assets, capitalized research and
     development costs of other intangibles in excess

      of book                                                7,707,000       5,284,000
      Vacation accruals and other reserves                   9,823,000       3,386,000
      Other                                                    405,000         516,000
                                                           -----------     -----------
Total deferred income tax assets                           125,753,000     107,965,000
                                                           -----------     -----------

Deferred income tax liabilities:                                  -               -
                                                           -----------     -----------
Net deferred income tax assets                             125,753,000     107,965,000
Less valuation in allowance                               (125,753,000)   (107,965,000)
                                                           -----------     -----------
                                                                  -               -
                                                           ===========     ===========

       Realization of the future tax benefits related to the deferred income tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

       The Company had net operating loss carryforwards of approximately $267,103,000 and $249,872,000 at December 31, 2001 and 2000. The Company also has research and development (R&D) credits available of $3,647,000 at December 31, 2001. The net operating loss carryforward and the research and development credits will expire for federal purposes in 2004 through 2021; the expiration of the net operating loss carryforward for states varies.

       In 1998, as a result of the issuance of additional shares of stock, the Company incurred a change in ownership for tax purposes, which may limit future use of the net operating loss and research and development credit carryforwards. The Company may have incurred a second change of ownership in 2001 which would preclude the use of virtually all of the net operating loss carryforward and research and development credits that arose prior to the change.

13     401(K) EMPLOYEE BENEFIT PLAN

       OptiMark has a 401(k) defined contribution plan (the "Plan"), which covers all full-time employees over the age of 21 as of their initial date of employment. The Plan has no matching requirement. Any future matching will be at the discretion of the Board of Directors. The amounts charged to expense related to the administration of the Plan were approximately $19,700; $12,600 and $9,200 for the years ended December 31, 2001, 2000 and 1999, respectively.

14     COMMITMENTS AND CONTINGENCIES

       In conjunction with the discontinuance of the US Equities Business, the Company and certain subsidiaries are the subject of termination charges in an aggregate amount of approximately $26,981,000 relating to and derived from the inability of the subsidiary through which that business was conducted (OptiMark US Equities, Inc.) to pay contractual amounts related to loans, capital leases of computer equipment, and operating leases of computer equipment. All of the plaintiffs and potential plaintiffs claim contractual damages approximately equal to the net present value of the remaining payments due under the respective loans, leases or service agreements, plus certain past due amounts including interest, termination fees and, in one case, certain punitive damages.

       Holdings and/or its subsidiaries are subject to the following legal proceedings:

       Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. The parties currently are engaged in exchanging responses to written discovery requests. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case. In the motion, Plaintiff alleges that the transfer of certain assets from OptiMark to Innovations on December 31, 2001 constituted a fraudulent conveyance of such assets. On March 25, 2002, the court granted Finova permission to amend its complaint to include Innovations. The amended complaint was served on Innovations on April 22, 2002 and Innovations has until approximately late June 2002 to file a response to the complaint. On June 13, 2002, Finova amended the complaint to include Ashton. The Defendants, Innovations and Ashton intend to defend this action and the motion vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

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

       Management intends to vigorously contest these suits and threatened suits; however, the likelihood that these claims will result in loss or impairment of an asset is probable with the exception of one matter subject to arbitration as to which the likelihood that this claim will result in loss or impairment of an asset is reasonably possible. Any loss or impairment resulting from any of these suits may have a material impact on the Company's financial position, results of operations and cash flows in future years. An accrual of $13,525,000 with respect to these loss contingencies has been recorded by the Company as part of its loss on discontinued operations, which represents management's best estimate of the outcome of the negotiations (See Note 3).

       In August 2001, the Company entered into a new one-year employment agreement with an officer of the Company, which provides for annual compensation of $250,000 and a guaranteed bonus of $200,000, to be paid ratably over the term of the agreement.

       In August 1996, OptiMark entered into a revenue sharing agreement (the "PCX Revenue Agreement") with the Pacific Exchange, Inc. (the "PCX"). The PCX Revenue Agreement required the Company to pay 1.5% of its consolidated gross revenues, as defined, to PCX, up to a maximum of $3,855,580. The timing and the amount of the payments was based on PCX's attainment of certain milestones with respect to the deployment of the System at PCX as specified in the PCX Revenue Agreement, which expires on December 31, 2005. Based on gross revenues as defined, for the year ended December 31, 1999, the PCX was entitled to approximately $46,600 under this agreement, which has been paid. The PCX was not entitled to any amounts or payments in 1998 or earlier. As a result of the discontinuance of the US Equities business, the Company will not incur any further obligation under this agreement.

15.    REDEEMABLE PREFERRED STOCK

       Series E Preferred Stock - In June 2001, the Company and certain stockholders entered into a Preferred Stock Purchase Agreement whereby the stockholders agreed to purchase up to an aggregate of 1,000,000 shares of the Series E Preferred Stock at a price of $15.00 per share. The purchase of shares took place at approximately one-month intervals from June 2001 through January 2002. The first such closing occurred on June 29, 2001 at which time the stockholders purchased an aggregate of 403,332 shares of the Series E Preferred Stock. In payment for the shares, the stockholders cancelled two outstanding promissory notes due from the Company in 2001 and paid the balance in cash. The proceeds to OptiMark were approximately $5,781,000 net of legal fees of approximately $269,000. Such legal fees were not accreted as redemption is not certain.

       On August 16, 2001, the Company amended the Preferred Stock Purchase Agreement to permit an additional investor to purchase shares of the Series E Preferred Stock. The shares to be purchased by the additional investor come from those originally allocated to the initial purchasers of the Series E Preferred Stock. In monthly closings during the remainder of the year, the investors purchased 523,333 additional shares of the Series E Preferred Stock for an aggregate amount of $7,850,000.

       The Series E Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company or any Deemed Liquidation Event (as defined below) involving the Company, equal to twice its purchase price, plus 80% of proceeds above that amount up to $200 million, plus 76.56% of proceeds above $200 million up to and including $304.5 million, plus 56% of amounts in excess of $304.5 million. For the purposes of this paragraph, the term "Deemed Liquidation Event" shall mean any of the following: (i) the Company's sale, conveyance or other disposition of all or substantially all of its assets, (ii) the acquisition of the Company by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of the Company for securities or consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of the Company immediately prior to the consummation of the transaction hold at least 50% of the voting power of the surviving corporation in such a transaction, (iii) the consummation by the Company of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of the Company immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of the Company immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions); or (iv) a merger or consolidation of any of the Company's subsidiaries unless, immediately after the effectiveness thereof, the Company or one of its wholly-owned subsidiaries owns all of the outstanding capital stock of the surviving corporation. The Series E Preferred Stock will vote together with the Company's common stock and have 32 votes per share. Calculated based on shares outstanding as of December 31, 2001, the Series E Preferred Stock represents 34.6% of the votes of the outstanding common stock (and shares entitled to vote with the common stock) and, in the aggregate, when fully subscribed for, represents 36.4% of the votes of the outstanding common stock (and shares entitled to vote with the common stock). Holders of the Series E

Preferred Stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at the annual rate of $1.20 per share as well as certain preemptive and registration rights.

       Series F Preferred Stock - In 2001, the Company adopted a new stock option plan under which employees and others may receive options to acquire the Company's Series F Preferred Stock (the "Series F Preferred Stock"). The Series F Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company or any Deemed Liquidation Event (as defined below) involving the Company, equal to 20% of proceeds greater than $30 million up to and including $200 million, 19.14% of proceeds in excess of $200 million up to and including $304.5 million, and 14% of proceeds in excess of $304.5 million. For the purposes of this paragraph, the term "Deemed Liquidation Event" shall mean any of the following: (i) a merger or consolidation of the Company unless, immediately after the effectiveness thereof, the stockholders of the Company immediately prior to such effectiveness hold a majority of the voting power in the surviving corporation (or the parent of the surviving corporation, in the event of a merger of the Company with any other corporation in which the holders of the Company's capital stock receive, in whole or in part, shares of common stock of a direct or indirect parent corporation of such other corporation), (ii) a merger or consolidation of any of the Company's subsidiaries unless, immediately after the effectiveness thereof, the Company or one of its wholly-owned subsidiaries owns all of the outstanding capital stock of the surviving corporation or (iii) a sale of all or substantially all of the Company's assets. Holders of Series F Preferred Stock will be entitled to one vote per share. 6,039,193 options were issued of Series F Preferred Stock of 7,400,000 total options eligible for issuance during 2001 (See Note 17).

       Series G Preferred Stock - In December 2001, the Company issued 300,000 shares of Series G Preferred Stock (the "Series G Preferred Stock") in
connection with the settlement agreement with a former supplier of leased equipment. The Series G Preferred Stock ranks junior to the existing Series E Preferred Stock and Series F Preferred Stock but senior to all other classes or series of capital stock in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company or any Deemed Liquidation Event (as defined below). The liquidation preference of the Series G Preferred Stock is equal to 4.3% of proceeds in excess of $200 million up to and including $304.5 million. For the purposes of this paragraph, the term "Deemed Liquidation Event" shall mean any of the following: (i) a merger or consolidation of the Company unless, immediately after the effectiveness thereof, the stockholders of the Company immediately prior to such effectiveness hold a majority of the voting power in the surviving corporation (or the parent of the surviving corporation, in the event of a merger of the Company with any other corporation in which the holders of the Company's capital stock receive, in whole or in part, shares of common stock of a direct or indirect parent corporation of such other corporation). (ii) a merger or consolidation of any of the Company's subsidiaries unless, immediately after the effectiveness thereof, the Company or one of its wholly-owned subsidiaries owns all of the outstanding capital stock of the surviving corporation or (iii) a sale of all or substantially all of the Company's assets. The Series G Preferred Stock will vote together with the Company's common stock and have one vote per share.

16.    EQUITY

       Authorized Stock - During 1998, the Board of Directors and the stockholders of the Company increased the authorized shares of common stock and preferred stock of the Company by 70,000,000 and 30,000,000 shares, respectively. The Board of Directors has designated 3,547,068 shares of preferred stock as Series A Convertible Participating Preferred Stock, 11,000,000 shares of preferred stock as Series B Convertible Participating Preferred Stock, 8,250,000 shares of preferred stock as Series C Convertible
Preferred  Stock,  250,000  shares of  preferred  stock as Series D  Convertible
Preferred  Stock,  1,000,000  shares of  preferred  stock as Series E  Preferred
Stock, 7,400,000 shares of preferred stock as Series F Preferred Stock and 300,000 shares of preferred stock as Series G Preferred Stock. As of December 31, 2001 and 2000, the Company had 8,577,932 and 17,277,932 undesignated shares of preferred stock, respectively, authorized for issuance.

       Common Stock - During 1998, the Company issued 350,000 shares of common stock to an officer at $10 per share (fair market value at date of issuance) of which 183,000 shares were issued out of treasury stock. The Company received cash of $2,500,000 and received a 4.33% interest-bearing note receivable for $1,000,000. On November 1, 1999, the principal amount plus interest of $39,742 on the note was repaid to the Company.

       During 1999, the Company issued 2,000,000 shares of common stock to HPM (See Note 7) at $14 per share (fair market value at date of issuance) in exchange for the termination of the non-securities industry licenses previously granted to HPM. In addition, 4,167 shares of common stock were issued to a consultant at $12 (fair market value at date of issuance) in exchange for approximately $50,000 in cash.

       Common Stock (Non-Voting) - During 1998, the Company created a new class of non-voting common stock. 1,500,000 shares were authorized and 740,000 shares were issued during 1998 to an investor in exchange for 740,000 shares of voting common stock. Such amounts are included in common stock on the consolidated balance sheets.

       Series A Convertible Participating Preferred Stock - Each share of Series A Convertible Participating Preferred Stock (the "Series A Preferred Stock")is currently convertible into four shares of common stock, subject to certain adjustments.

       In March 1999, a Series A Preferred Stockholder converted 75,000 shares of Series A Preferred Stock into 300,000 shares of the Company's common stock.

       Series B Convertible Preferred Stock - Between April and December 1998, in a series of closings, the Company issued 11,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $10 per share (fair market value at date of issuance) to investors. In connection therewith, the Company issued 25,000 shares of Series B Preferred Stock (included in the 11,000,000 shares above) and paid a $150,000 fee to an investor who served as a placement agent on behalf of the Company. The Company also granted to the initial investor in the Series B Preferred Stock a warrant to purchase 500,000 shares of common stock at $10 per share (fair market value at date of grant) and granted that investor a license to use, sell and distribute products, systems and services using the OptiMark technology within the insurance industry field (see "Warrants" below). In advance of granting this license, the Company purchased the rights to the OptiMark technology in the insurance industry field from HPM for $500,000 in cash. HPM had a license to the rights to the OptiMark technology in all non-securities industry markets (See
Note 7). Legal and other costs of approximately $68,000 were incurred in connection with these transactions.

       Each share of Series B Preferred Stock is currently convertible into one share of common stock, subject to certain adjustments.

       Series C Convertible Preferred Stock - In July 1999, the Company issued 8,250,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock") at a price of approximately $11.76 per share (fair market value at date of issuance) to two investors. Legal and other costs of approximately $11,000 were incurred in connection with this transaction.

       Each share of Series C Preferred Stock is currently convertible into one share of common stock, subject to certain adjustments.

       Series D Convertible Preferred Stock - In July 1999, the Company issued 250,000 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock") at a price of $12 per share (fair market value at date of issuance) to an investor.

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

       The holders of the Series A Preferred Stock, one of the holders of Series B Preferred Stock, certain officers and directors of the Company, and the Company, have previously entered into agreements relating to certain preemptive rights, rights of first refusal and tag-along rights. Pursuant to four separate registration rights agreements, the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock have certain rights, subject to certain restrictions and limitations, to have the Company register their shares with the Securities and Exchange Commission for resale. Holders of the Series E Preferred Stock are entitled to preemptive and registration rights.

       Warrants - During 1998, the Company issued warrants to purchase up to 11,837,500 shares of its common stock. In September 1998, in connection with the Company's agreement with the Nasdaq to implement the Nasdaq Application, the Company entered into a warrant agreement (the "Nasdaq Warrant Agreement") with The Nasdaq Stock Market, Inc. ("Nasdaq") whereby the Nasdaq has the ability to earn warrants to purchase up to 11,250,000 shares of the Company's common stock (the "Nasdaq Warrants"). The Nasdaq Warrants are exercisable in tranches based upon the achievement of certain milestones, as defined by the Nasdaq Warrant Agreement. In connection with the launch of the Nasdaq Application in October 1999, an aggregate of 4,500,000 warrants were earned. Of the 4,500,000 warrants, 2,250,000 are exercisable at $5 per share and the remaining 2,250,000 are exercisable at $7 per share. In connection with the above 4,500,000 warrants, the Company recorded an expense of $33,800,000 in 1999 (the value using the Black-Scholes Model). As of September 19, 2000, the business related to the Nasdaq Warrants was discontinued and consequently, no additional Nasdaq Warrants can be earned in the future under the original Nasdaq Warrant Agreement.

       In 1998, a warrant to acquire 42,500 shares of common stock was issued in connection with a master equipment lease agreement with a third party (See Note
10) and expires in June 2003. The remaining warrants to acquire 45,000 shares of common stock were granted in 1998 to two consultants of the Company and have an exercise price of $10 (fair market value at date of grant). Of these warrants, 40,000 expire in August 2003 and the remaining 5,000 were exercised in August 1999. The effect of the above warrants in 1998 was an expense of approximately $109,000 (the value using the Black-Scholes Model).

       During 1999, the Company issued to five holders of Series B Preferred Stock, warrants to acquire an aggregate of 1,666,667 shares of its common stock at $10 per share (fair market value at the date of grant). In connection with such issuance, the Company recorded an expense of approximately $6,786,300 (the value using the Black-Scholes Model) in 1999. All of these warrants expired unexercised in June 1999. Additionally, warrants to acquire 25,000 shares of common stock were granted to two consultants of the Company. Of these warrants, 5,000 were issued at $10 and expire in January 2002 or by termination by the Company. The effect of this warrant in 1999 was an expense of approximately $6,300 (the value using the Black-Scholes Model). The remaining 20,000, granted to a former board member in consideration for contracted consulting services, were issued at $14 and expire in February 2009. The charge associated with this warrant (utilizing the Black-Scholes Model) was approximately $38,800, to be amortized over the life of the contract. The amount expensed in 1999 was approximately $24,300 and the balance of $14,500 was expensed in 2000.

       Additionally, in October 1999, the Company entered into a strategic alliance with Knight/Trimark Group, Inc. ("Knight") under which Knight can earn warrants to acquire common stock of up to a maximum of 25% of the Company, but not in excess of 31,037,491 common shares. The warrants are earned in tranches based on the number of shares traded by Knight in the OptiMark System, with progressively larger amounts of trades required to earn each tranche. As of September 19, 2000, the business related to the Knight warrants was discontinued. As of that date, no warrants had been earned and, as a result of the discontinuation of that business, no warrants can be earned in the future.

       On October 2, 2000, the Company and Nasdaq executed a new agreement whereby the Company entered into a new development effort for Nasdaq and amended the terms of the Nasdaq Warrant Agreement. The amended warrant agreement maintained the remaining number of unearned warrants that could be issued under the prior agreement, but changed the criteria for earning each tranche to defined critical milestones of the new development effort. In addition, the exercise date for all warrants was extended by 3 years. As of December 31, 2000, the first critical milestone was achieved and 500,000 of the warrants which had a fair market value of $.50 per share were earned. The warrants are exercisable at $7.00 per share. At December 31, 2000, the warrants had no fair market value as calculated using the Black-Scholes Model. In April 2001, OptiMark and Nasdaq amended the October 2, 2000 agreement and provided, among other terms, that the balance of the Nasdaq warrants would vest in 2001 if OptiMark earned a defined cumulative billing amount in 2001. The defined cumulative billing amount was reached in 2001 and the balance of the warrants, 6,250,000, was earned.

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

       Treasury Stock - During 1997, the Company purchased 208,000 shares of common stock at $2.56 per share from an individual investor and held these shares as treasury shares. In 1998, these shares were sold to two consultants and an officer of the Company at $10 per share (fair market value at date of sale).

       Additionally, during 1998, the Company purchased 250,000 shares of Series A Preferred Stock at $40 per share from an investor and held these shares as treasury shares at December 31, 1998 and 1999. In January 2000, the Company's board of directors retired these Series A Preferred shares and the shares were returned to the authorized but unissued preferred shares.

       During 2001, the Company purchased 3,242,644 common shares and 2,296,385 shares of Series A Preferred Stock from one investor and 180,000 shares of Series B Preferred Stock from a second investor for a total cost of $2.00. The common shares are being held in treasury. The Series A Preferred Stock and Series B Preferred Stock were returned to the authorized but unissued preferred shares.

17.    STOCK OPTION PLANS

       Common Stock Option Plan
       ------------------------

       During 1998, the Company provided for the granting of 1,200,000 options to an officer of the Company with an exercise price of $10 (fair market value at the date of grant), and an exercise period of 10 years from the date of grant under the plan. Of the 1,200,000 options, 200,000 vested immediately and the remaining 1,000,000 options vest ratably over a five-year period on the anniversary of the date of hire. The officer resigned from the Company in 2000 and all options were cancelled.

       Prior to November 1999, the Company maintained a stock option plan (the "1996 Plan"), which provided for the issuance of stock options to employees. Under the 1996 Plan, options that were intended to be incentive stock options were granted at prices not less than fair market value per share on the date of grant, as determined by the Board of Directors. The options granted were exercisable in accordance with the vesting schedule not to exceed ten years. No further stock options may be granted under the 1996 Plan.

       In  November  1999,  the  Company  adopted the 1999 Stock Plan (the "1999
Plan"), which made 14,669,224 shares of common stock available for issuance. This amount included 8,669,224 shares under the 1996 Plan and an additional 6,000,000 shares under the 1999 Plan. All options outstanding under the 1996 Plan, as of the date of adoption of the 1999 Plan, continued in effect under their original terms. The 1999 Plan provided for the issuance of non-statutory and incentive stock options (as defined in the Internal Revenue Code of 1986, as amended), restricted stock and stock equivalent rights to employees, directors and consultants. Options granted under the 1999 Plan that were intended to be incentive stock options were granted at prices not less than fair market value per share on the date of grant. Non-Statutory stock options granted under the 1999 Plan were granted at prices not less than 85% of fair market value per share on the date of grant. No portion of any option could be exercised beyond 10 years from the grant date.

       In May 2000, the Company amended the 1999 Plan to increase the number of shares authorized for issuance by 3,000,000, which made 17,669,224 shares available for issuance.

       On September 19, 2000, the Company's board of directors authorized a repricing, which reduced to $.50 per share, the exercise price of all outstanding stock options that had been granted to those employees who remained with the Company after that date. The original options were granted at amounts ranging from $1.83 to $14.00 per share, over several grant dates. A total of 6,298,300 shares related to those employees were repriced. Options for 863,500 shares related to certain eligible employees who did not execute an agreement related to all repriced shares, were not repriced . All outstanding stock options that had been granted to employees who either left the Company prior to September 19, 2000 or whose employment was terminated by the Company as a result of the September 2000 restructuring were not repriced and remain at the original exercise price set at the time of grant. The new exercise price of $.50 per share was based on a determination of the fair market value of the Company's common stock by its board of directors at that date. The repriced options are subject to variable plan accounting. No expense was required for the years ended 2000 and 2001 as a result of this repricing.

       On voluntary termination an employee has thirty days in which to exercise his or her vested options.

       At December 31, 2001, 2000 and 1999, the components of the Plan consisted of the following:


                                                                           AVERAGE
                                                                           WEIGHTED        EXERCISE
                                                                            SHARES           PRICE
                                                                           --------         -------

Options outstanding at January 1, 1999 ............................        6,737,640        $    4.08

Options granted during 1999 .......................................        2,074,450            12.60
Options exercised during 1999 .....................................         (434,204)            1.96
Options canceled during 1999 ......................................       (1,410,826)            6.27
                                                                          -----------


Options outstanding at December 31, 1999 ..........................        6,967,060        $    6.32
                                                                          -----------

Options granted during 2000 .......................................        9,120,600        $    5.85
Options exercised during 2000 .....................................         (116,500)       $    1.75
Options canceled during 2000 ......................................       (7,153,490)       $    8.55
                                                                          -----------

Options outstanding at December 31, 2000 ..........................        8,817,670        $    2.39
                                                                          -----------

Options granted during 2001 .......................................          673,000        $     .50
Options exercised during 2001 .....................................                0
Options canceled during 2001 ......................................       (4,564,531)       $    3.34
                                                                          -----------

Options outstanding at December 31, 2001 ..........................        4,926,139        $    1.27
                                                                          ===========

Weighted-average fair value of options granted during the year 2001                         $     .05

Weighted-average fair value of options granted during the year 2000                         $    1.67

Weighted-average fair value of options granted during the year 1999....                     $    1.97


Number of options exercisable at December 31, 1999.....................    2,611,196        $    3.55

Number of options exercisable at December 31, 2000.....................    2,582,177        $    3.04

Number of options exercisable at December 31, 2001.....................    2,333,229        $    1.27


       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 2001:

                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
---------------------------------------------------------------     -----------------------

                                        WEIGHTED
   RANGE OF             NUMBER OF        AVERAGE       WEIGHTED       NUMBER       WEIGHTED
    AVERAGE             REMAINING        NO. OF         AVERAGE         OF          AVERAGE
   EXERCISE              SHARES        CONTRACTUAL     EXERCISE       SHARES       EXERCISE
    PRICES             OUTSTANDING        LIFE           PRICE      OUTSTANDING      PRICE
    ------             -----------        ----           -----      -----------      -----

$ .50 - $ 1.50......    4,322,929          7.38           $.50       1,930,719        $.54
$ 1.83 - $ 7.50.....      262,210          1.41           1.95         275,010        1.90
$ 10.00 - $14.00....      341,000          8.13          10.47         127,500       11.06
                          -------                                    ---------
$ .50 - $14.00......    4,926,139          7.11         $ 1.27        2,333,229     $ 1.27
                        =========                                                   ======

       SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the 1999 Plan been determined at the fair value on the grant dates under the method of SFAS No. 123, the Company's net loss for the years ended December 31, 2001, 2000 and 1999, would have increased to approximately $29,571,000, $104,424,000 and $135,747,000 respectively.

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

       The fair value of each option grant in 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions: weighted-average risk-free interest rates of 3.60%, 5.00%, and 5.51% in 2001, 2000 and 1999, respectively; no dividend yield, expected life of 3 years in 2001 and 2000 and between two and five years in 1999, and volatility of 1%. All options were granted at the then fair market value.

       Series F Preferred Stock Option Plan
       ------------------------------------

       On November 13, 2001, the stockholders of the Company approved the OptiMark Holdings, Inc. 2001 Series F Preferred Stock Plan (the "2001 Plan"). The 2001 Plan provides for the granting of awards to acquire up to 7,400,000 shares of Series F Preferred Stock to officers, employees, or directors of or consultants to the Company. Awards may take the form of options, rights to purchase or unfunded and unsecured rights to receive Series F Preferred Stock in the future. Options granted under the 2001 Plan may be either incentive stock options or non-qualified options. The options have a term of ten years and vest cumulatively at a rate no less than twenty five percent per year over four years.

       At December 31, 2001, the components of the 2001 Plan consisted of the following:

                                                                                Weighted-
                                                                                 Average
                                                                                 Exercise
                                                                  Shares          Price
                                                                  ------          -----

Options granted during 2001 ..............................       5,613,398       $   .10
Options cancelled during 2001 ............................          10,000       $   .10
                                                                 ---------
Options outstanding at December 31, 2001 .................       5,603,398       $   .10
                                                                 =========
Weighted-average fair value of options granted during 2001            --             --
Number of options exercisable at December 31, 2001 .......         627,840       $   .10


       The weighted-average remaining contractual life for options outstanding at December 31, 2001 was 9.60 years and the weighted-average exercise price of options exercisable at December 31, 2001 was $.10.

       Had compensation cost for the 1999 Plan and the 2001 Plan been determined at the fair value on the grant date under the method of SFAS No. 123, the Company's net loss for the year ended December 31, 2001 would have increased to approximately $29,593,000. The fair value of each grant in 2001 was estimated using the Black-Scholes option-pricing model, with the following assumptions: weighted-average risk-free interest rate of 3.60%; no dividend yield; expected life of 3 years and volatility of 1%. All options were granted at the then fair market value.

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       In the opinion of management, the carrying value of cash and cash equivalents, receivables, notes, other assets, current liabilities and capital leases payable are a reasonable estimate of their fair value.

19.    LOSS PER SHARE ("EPS")

       Basic and diluted EPS for 2001, 2000 and 1999 was calculated using 35,004,561, 36,603,854 and 35,193,208 weighted-average shares outstanding for the years ended December 31, 2001, 2000 and 1999, respectively. Due to the net losses incurred in each year, all options and convertible preferred stock were anti-dilutive and therefore excluded from the basic and diluted earnings per share calculation.

20.    SUBSEQUENT EVENTS

       Suspension of Business
       ----------------------

       In January 2002, the Company effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business. As of that date, the Company's principal business was to hold the securities of OptiMark and, through OptiMark, Innovations and to attempt to solicit interest from or opportunities with third parties concerning possible additional investments or strategic alliances, including such transactions with regard to the Exchange Solutions Services Business. OptiMark's VWAP assets utilized in the Ashton transaction were part of a general effort to determine ways or utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has continued to develop additional concepts with a very limited team. There is no assurance that these limited development efforts will result in new products or receive the funding necessary for them to continue.

       Settlement of Arbitration
       -------------------------

       On January 25, 2002, OptiMark Holdings, Inc. and its subsidiaries, OptiMark US Equities, Inc. (f/k/a OptiMark Technologies, Inc.) and OptiMark, Inc. (collectively, "OptiMark Parties"), settled, without any admission of liability, the arbitration captioned International Exchange Networks, Ltd. ("IXNET") against OptiMark Technologies, Inc., OptiMark Holdings, Inc., OptiMark, Inc. and OptiMark US Equities, Inc., (American Arbitration Association Case No. 131170016601). Under the terms of the settlement, the OptiMark Parties agreed to pay IXNET, on or before eleven (11) business days after December 31, 2006, the amount of $6,000,000. However, if the OptiMark Parties have paid to IXNET (a) $500,000 immediately upon execution of a settlement agreement (which it did on January 30, 2002), and pay (b) $1,000,000 on or before December 31, 2003 and (c) $1,000,000 on or before December 31, 2004, then in that event, IXNET has agreed to accept such payments as full and complete satisfaction of the OptiMark Parties' obligations under the settlement and to forgo and forgive irrevocably any and all other sums due to IXNET under the settlement. The OptiMark Parties currently intends to make payments to IXNET in accordance with this payment schedule. However, our ability to make the two payments of $1 million dollars on or before December 31, 2003 and 2004, respectively, will depend on the Company securing additional financing or realizing additional value from our current assets.

       The Ashton Technology Group, Inc.
       ---------------------------------

       On February 4, 2002, The Ashton Technology Group, Inc., a Delaware corporation ("Ashton"), and Innovations entered into a securities purchase agreement (as amended on March 6, 2002 and May 3, 2002, the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, Innovations agreed to purchase up to 633,443,600 shares of Ashton common stock, par value $.01 per share (the "Ashton Common Stock"), in exchange for $7,272,727 in cash and intellectual property and other non-cash assets of Innovations valued by Ashton and Innovations for the purposes of the Securities Purchase Agreement at $20 million. The value ascribed to the intellectual property and other non-cash assets by OptiMark Innovations was based in part on preliminary discussions with a potential investor in Innovations. Ashton did not obtain an appraisal or other third party valuation of the fair market value of the intellectual property and other non-cash assets. There can be no assurance that the fair market value of the intellectual property and other non-cash assets is equal to the value ascribed to these assets by Innovations in the Securities Purchase Agreement.

       On May 7, 2002 (the "Closing Date"), Innovations and Ashton closed the transactions contemplated by the Securities Purchase Agreement.

       In addition, pursuant to the terms of the Securities Purchase Agreement, Innovations loaned approximately $2.7 million in cash to Ashton in exchange for a senior secured convertible note (the "Note"). The Note will mature in five years, may, at the option of Innovations, be convertible into shares of Ashton
Common Stock at a rate of $.0515838 per share (subject to customary anti-dilution adjustments after the closing) and will accrue interest at a rate of 7.5% per annum. Currently, the Note is convertible into 52,870,757 shares of Ashton Common Stock. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets, including, without limitation, the pledge of the equity interests of Ashton and Universal Trading Technologies Corporation, a Delaware corporation and majority-owned subsidiary of Ashton ("UTTC"), in each of ATG Trading LLC, wholly-owned subsidiary of Ashton, Electronic Market Center, Inc., a majority-owned subsidiary of Ashton, Ashton Technology Canada, Inc., a majority-owned subsidiary of Ashton , Croix Securities, Inc., a wholly-owned subsidiary of UTTC, REB Securities Inc., a wholly-owned subsidiary of UTTC; and NextExchange, Inc., a wholly-owned subsidiary of UTTC.

       As of the Closing Date, Innovations owns approximately 80% of the diluted outstanding shares of the Ashton Common Stock calculated as of May 3, 2002. Diluted shares include the outstanding shares of the Ashton Common Stock and (i) shares of any series of capital stock of Ashton or its subsidiaries that vote together with the Ashton Common Stock, (ii) any outstanding options issued to employees and third parties, and (iii) shares of the Ashton Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 7% of Ashton's fully-diluted shares of the Ashton Common Stock, calculated as of May 3, 2002.

       Other Subsequent Events
       -----------------------

       At December 31, 2001, the Company owned 67% of the outstanding common stock of Innovations. As a result of the additional capital financing obtained as described below, our ownership percent of Innovations was reduced to less than 50%. As a result, we will not be able to include Innovations as a consolidated subsidiary, but will account for our investment using the equity method of accounting.

       On March 21, 2002, the Company entered into a loan agreement with certain of its shareholders. Under the terms of the agreement, the Company borrowed $500,000 for a period of 180 days at an interest rate of 10% per annum. The loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark, Inc. to transfer eight shares of common stock, valued at $2,500 per share, and forty-eight shares of the Non-Qualified Preferred Stock, valued at $10,000 per share, of Innovations subject to adjustment as provided in the loan agreement with accrued interest payable in cash at maturity.

       On April 11, 2002, the Company entered into a second loan agreement with certain of its shareholders. Under this second loan agreement, the Company borrowed $570,000 for a period of 180 days at an interest rate of 10% per annum. The second loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark, Inc. to transfer twelve shares of common stock, valued at $2,500 per share, and fifty-four shares of the Non-Qualified Preferred Stock, valued at $10,000 per share, of Innovations subject to adjustment as provided in the second loan agreement with accrued interest payable in cash at maturity.

       On April 30, 2002, Draper Fisher Jurvetson ePlanet Ventures, L.P., Draper Fisher Jurvetson ePlanet Partners Fund, L.L.C. and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG (collectively, "Draper") purchased 150 shares of the Innovations Common Stock for an aggregate cash purchase price of $375,000. On May 7, 2002, Draper purchased 963 shares of the Innovations Series B Preferred Stock for an aggregate cash purchase price of $9,630,000. As a result of obtaining the financing, OptiMark's ownership percent of Innovations was reduced to less than 50%. As a result, we will not be able to include Innovations as a consolidated subsidiary, but will account for our investment using the equity method of accounting.

       On May 24, 2002, the Company's agreement with Asset International was terminated. Under the terms of the agreement, the Company returned the shares representing its investment in Asset International and the Company was relieved of any obligation to provide services to Asset International.

       On May 31, 2002, the Company entered into a third loan agreement with certain of its shareholders. Under this second loan agreement, the Company borrowed $1,650,000 for a period of 180 days at an interest rate of 10% per annum. The third loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark, Inc. to transfer twenty-eight shares of common stock, valued at $2,500 per share, and one hundred fifty-eight shares of the Non-Qualified Preferred Stock, valued at $10,000 per share, of Innovations subject to adjustment as provided in the third loan agreement with accrued interest payable in cash at maturity.

       On May 31, 2002, the shareholders of JOS elected to dissolve the company.

21.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table presents unaudited quarterly results of operations for 2000 and 2001. This unaudited information has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, this table includes all adjustments, consisting of only normal recurring adjustments, that are considered necessary for a fair presentation of the Company's financial position and results of operations for the quarters presented.



2001                                First             Second             Third            Fourth
----                                -----             ------             -----            ------
Total revenue .............     $  3,417,965      $  3,256,355      $  2,563,682      $  2,187,720
Loss from continuing
operations ................       (5,015,167)       (4,429,067)       (2,698,036)       (5,087,695)
Loss from continuing
operations per share ......     $      (0.14)     $      (0.12)     $      (0.08)     $      (0.15)
Weighted average number of
common shares outstanding -
basic and diluted .........       36,612,557        36,612,557        33,475,651        33,369,913

2000
----
Total revenue .............     $  2,905,189      $  2,878,833      $  3,836,244      $  5,613,797
Loss from continuing
operations ................       (5,895,642)       (4,736,650)         (966,091)      (25,246,233)
Loss from continuing
operations per share ......     $      (0.16)     $      (0.13)     $      (0.03)     $      (0.68)

Weighted average number of
common shares outstanding -
basic and diluted .........       36,585,057        36,606,954        36,612,057        36,612,144