Form 10-Q
period 2002-03-31
OPTIMARK HOLDINGS INC
filed 2002-08-26
CIK 1062023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

At July 31, 2002, the number of shares outstanding of the registrant's common stock was 33,369,913.

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I       FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Consolidated Balance Sheets as of March 31, 2002
             (Unaudited) and December 31, 2001                              4

             Consolidated Statements of Operations and Comprehensive
             Loss for the Three Months Ended March 31, 2002 and
             March 31, 2001 (Unaudited)                                     5

             Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2002 and March 31, 2001
             (Unaudited)                                                    6

             Notes to Unaudited Condensed Consolidated Financial
             Statements                                                     7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           16

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                   20

PART II      OTHER INFORMATION                                             21

Item 1.      Legal Proceedings                                             21

Item 2.      Changes in Securities and Use of Proceeds                     22

Item 6.      Exhibits and Reports on Form 8-K                              23

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which such words as "expect," "anticipate," "contemplate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in or indicated by these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in
Section 21E of the Exchange Act.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                            March 31, 2002
                                                                              (Unaudited)    December 31, 2001
                                                                              -----------    -----------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................................     $     212,406      $   1,624,017
  Accounts receivable, less allowance for doubtful accounts of $73,002
     at December 31, 2001 .............................................              --              774,180
  Other current assets ................................................           264,115            446,911
                                                                            -------------      -------------
          Total current assets ........................................           476,521          2,845,108

PROPERTY AND EQUIPMENT - NET ..........................................         1,041,126          1,381,435

SOFTWARE LICENSES - NET ...............................................         2,973,767             59,347
OTHER ASSETS ..........................................................           610,015            837,072
                                                                            -------------      -------------

TOTAL ASSETS ..........................................................     $   5,101,429      $   5,122,962
                                                                            =============      =============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ..........................     $     756,339      $     678,901
    Accrued compensation ..............................................           542,367          1,141,246
    Loan payable ......................................................           501,528               --
    Net liabilities of discontinued operations (Note 4) ...............        13,403,266         13,816,260
    Other current liabilities .........................................           946,523            879,842
                                                                            -------------      -------------
          Total current liabilities ...................................        16,150,023         16,516,249
                                                                            -------------      -------------

  OTHER LIABILITIES:
    Long term portion of license fee obligation .......................         2,650,000               --
    Minority Interest .................................................           147,362               --
                                                                            -------------      -------------
          Total other liabilities .....................................         2,797,362               --
                                                                            -------------      -------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE STOCK
  Series E  preferred stock, convertible, $0.01 par value;
    1,000,000  shares authorized; 983,333 and 926,665 issued and
    outstanding at March 31, 2002 and, December 31, 2001, respectively         14,437,426         13,630,854
  Series F preferred stock, $0.01 par value; 7,400,000 shares authorized and no shares issued and outstanding at
    March 31, 2002 and December 31, 2001 respectively .................              --                 --
  Series G preferred stock, $0.01 par value; 300,000 shares
    authorized, issued and outstanding at
    March 31, 2002 and December 31, 2001 respectively .................             3,000              3,000
                                                                            -------------      -------------

TOTAL MANDATORILY REDEEMABLE STOCK ....................................        14,440,426         13,633,854
                                                                            -------------      -------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, authorized and unissued 8,577,932
    at March 31, 2002 and December 31, 2001
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 shares authorized; 925,683 shares
    issued and outstanding at March 31, 2002 and December 31, 2001 ....             9,257              9,257
  Series B preferred stock, convertible, $0.01 par value;
    11,000,000 shares authorized; 10,820,000 shares issued and
    outstanding at March 31, 2002 and December 31, 2001 ...............           108,200            108,200
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at March 31, 2002 and December 31, 2001 ...........................            82,500             82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at March 31, 2002 and December 31, 2001 ...........................             2,500              2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; issued  36,612,557  shares at March 31, 2002
    and  December 31, 2001, respectively, of which 3,242,644 shares are held as treasury stock at  March 31, 2002 and December 31, 2001,
    respectively ......................................................           366,126            366,126
  Warrants, common stock ..............................................        35,686,523         35,686,523
  Additional paid-in capital ..........................................       301,687,065        301,687,065
  Accumulated deficit .................................................      (366,165,836)      (362,906,807)
  Accumulated other comprehensive loss ................................           (62,716)           (62,504)
  Treasury stock ......................................................                (1)                (1)
                                                                            -------------      -------------
          TOTAL STOCKHOLDERS' DEFICIENCY ..............................       (28,286,382)       (25,027,141)
                                                                            -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ........................     $   5,101,429      $   5,122,962
                                                                            =============      =============

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31,


                                                       2002             2001
                                                    Unaudited        Unaudited
                                                    ---------        ---------

REVENUE:
  Revenue from affiliate ....................     $       --       $  1,317,965
  Revenue, other ............................             --          2,100,000
                                                  ------------     ------------
          Total revenue .....................             --          3,417,965

EXPENSES:
  Cost of sales .............................             --          2,250,851
  Sales and marketing .......................          313,848          446,203
  Research and development ..................        1,462,859        1,544,053
  General and administrative ................        1,124,042        3,115,602
  Depreciation and amortization .............          390,833        1,033,728
                                                  ------------     ------------
          Total operating expenses ..........        3,291,582        8,390,437

OTHER (INCOME) EXPENSE:
  Interest income ...........................           (4,139)         (19,803)
  Interest expense ..........................            4,397           62,498
                                                  ------------     ------------
          Total other expense ...............              258           42,695
                                                  ------------     ------------

LOSS FROM CONTINUING OPERATIONS .............       (3,291,840)      (5,015,167)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations .........             --               --
  Loss on disposal of discontinued operations          (69,827)        (681,283)
                                                  ------------     ------------
  Loss from discontinued operations .........          (69,827)        (681,283)
                                                  ------------     ------------

Loss before minority interest ...............       (3,361,667)      (5,696,450)

Minority interest in loss of subsidiary .....          102,638             --

NET LOSS ....................................       (3,259,029)      (5,696,450)

OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustments ..              212           94,550
                                                  ------------     ------------

COMPREHENSIVE LOSS ..........................     $ (3,258,817)    $ (5,601,900)
                                                  ============     ============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations .....................     $      (0.09)    $      (0.14)
                                                  ------------     ------------
  Discontinued operations ...................     $      (0.00)    $      (0.02)
                                                  ------------     ------------
  Total loss per share ......................     $      (0.09)    $      (0.16)
                                                  ------------     ------------

  Weighted average number of common
     shares outstanding - basic and diluted .       36,369,913       36,612,557
                                                  ============     ============


See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31


                                                                           2002             2001
                                                                        (Unaudited)      (Unaudited)
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ......................................................     $(3,259,029)     $(5,696,450)
    Deduct loss from discontinued operations ......................         (69,827)        (681,283)
                                                                        -----------      -----------
    Loss from continuing operations ...............................      (3,189,202)      (5,015,167)
                                                                        -----------      -----------
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
      Depreciation and amortization ...............................         390,833        1,033,728
      Minority interest in income of subsidiary ...................        (102,638)            --
      (Gain) loss on disposal of assets ...........................        (333,924)            (379)
    Changes in operating assets and liabilities:
      Receivables .................................................         774,180        2,157,740
      Other assets ................................................         409,853          101,699
      Accounts payable and accrued liabilities ....................        (417,487)         458,106
      Other liabilities ...........................................        (135,957)         346,692
                                                                        -----------      -----------
    Net cash used in continuing operations ........................      (2,604,342)        (917,581)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment ...........................         (12,000)        (522,104)
    Proceeds from disposal of assets ..............................         380,980            2,279
      Net cash provided by/(used in) investing activities .........         368,980         (519,825)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of preferred stock .................         806,572             --
    Proceeds from shareholder loan ................................         500,000             --
    Payments on capital leases ....................................            --            (82,337)
                                                                        -----------      -----------
      Net cash provided by/(used in) financing activities .........       1,306,572          (82,337)
                                                                        -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................     $  (928,790)      (1,519,743)

NET CASH USED IN DISCONTINUED OPERATIONS ..........................        (482,821)        (638,870)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD ................       1,624,017        2,919,548

                                                                        -----------      -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ......................     $   212,406      $   760,935
                                                                        -----------      -----------

Supplemental disclosure of cash flow information:
    Cash payments for interest - continuing operations ............     $     4,397      $    15,335
    Cash payments for interest - discontinued operations ..........            --               --

Non-cash transaction
    Purchase of software license ..................................     $ 3,000,000      $      --


See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001

1.  GENERAL INFORMATION

         OptiMark Holdings, Inc. ("Holdings" or the "Company") was established on May 19, 2000, and became the sole stockholder of two operating subsidiaries on June 12, 2000 pursuant to the reorganization of the legal structure of the company formerly known as OptiMark Technologies, Inc. ("OTI"). OTI was the successor to a company that had been founded in 1996 to begin development of the OptiMark matching engine technology for use in an electronic trading system for equity securities and related technologies. The reorganization was effected pursuant to which (i) OTI formed Holdings as a direct wholly-owned subsidiary of OTI, (ii) Holdings formed OTI Acquisition Corporation ("OTIA") as a direct wholly-owned subsidiary of Holdings, (iii) OTI merged with OTIA pursuant to
Section 251(g) of the Delaware General Corporation Law, with the name of the surviving company becoming OptiMark US Equities, Inc. ("UEI"), and with stockholders of UEI being deemed to have received shares of Holdings by operation of law. As a result of such merger, UEI became a direct wholly-owned subsidiary of Holdings. References herein to the "Company" refer to Holdings and its subsidiaries, with respect to periods following the reorganization, and to OTI and its subsidiaries, with respect to periods prior to the reorganization.

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

         On December 28, 2001, OptiMark formed a then majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and at that time OptiMark held a 67% voting interest and the remaining interest was held by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors' Fund LP (collectively, "SOFTBANK"). Innovations has authorized capital stock of 7,000 shares of common stock, par value $.01 per share (the "Innovations Common Stock"), and 3,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). Innovations has designated 2,000 shares of Innovations Preferred Stock, as "Non-Qualified Preferred Stock," which has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Non-Qualified Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Non-Qualified Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017. Innovations designated 1,000 shares of Innovations Preferred Stock as "Series B Preferred Stock," which has a cumulative preferred dividend at an annual rate of $519.21 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Series B Preferred Stock is equal to $10,389.61 per share plus the aggregate amount of accrued and unpaid dividends or distributions. On December 31, 2001, OptiMark received 200 shares of Innovations Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Non-Qualified Preferred Stock in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Non-Qualified Preferred Stock was the result of the evaluation by the board of directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding an approximate $10,000,000 investment for a one-third interest in Innovations (see Note 7). SOFTBANK received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for
$250,000 cash. Simultaneously, SOFTBANK's remaining obligation to purchase shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock") from Holdings pursuant to that certain Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001 (as amended on August 16, 2001 and November 16, 2001), by and among Holdings and SOFTBANK was reduced by $250,000. Upon its formation and initial capitalization, Innovations' aggregate assets consisted of the Assets and $750,000 in cash. The principal business of Innovations is to (a) consummate a purchase of a controlling interest in The Ashton Technology Group, a Delaware corporation ("Ashton") through the purchase of Ashton's common stock and (b) hold Ashton's common stock for the benefit of the shareholders of Holdings and Innovations.

         OptiMark also has an approximately 15% voting interest in Japan OptiMark Systems, Inc. ("JOS"), a Japanese corporation. The investment in JOS previously accounted for on the equity method does not have any carrying value in financial statements of the Company as of March 31, 2002. JOS has realized continuing losses since its inception in 1998. Since the Company has not provided any guarantees and is not committed to provide any future funding to JOS it has not recorded its equity share of JOS' losses, as the investment cannot have a carrying value below $0 (see Note 7).

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

         Upon the occurrence of a Liquidity Event (defined below) on or before September 30, 2003, the SOFTBANK Shares will be purchased by

Holdings for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings. A "Liquidity Event" means any of the following: (i) Innovations' sale, conveyance or other disposition of all or substantially all of its assets, (ii) the acquisition of Innovations by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of Innovations for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of Innovations immediately prior to the consummation of such transaction hold at least 50% of the voting power of the surviving corporation as a result of such transaction,
(iii) the consummation by Innovations of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of Innovations immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of Innovations immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions), or (iv) any initial underwritten public offering of Innovations Common Stock. Notwithstanding the foregoing, Holdings will not exercise this call option in the event that the Independent Committee recommends that Holdings not purchase the SOFTBANK Shares.

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

         CONTINUATION AS A GOING CONCERN

         The Company's current cash and cash equivalents, plus the expected cash flows for 2002, are not expected to be sufficient to meet its 2002 operating and financial commitments. Accordingly, if the Company is unable to raise additional cash either directly or through sale or borrowing against Innovations' holdings of shares of the Ashton common stock, par value $.01 per share (the "Ashton Common Stock"), or that certain senior secured convertible note of Ashton in favor of Innovations (the "Note") (see Note 4) , the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities, continue to borrow money or raise capital through the sale or borrowing against the shares of Innovations related to its holdings of shares of the Ashton Common Stock and the Note, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of capital stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations would be reduced accordingly. This would reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations, as represented by Innovations' holdings of shares of the Ashton Common Stock, will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern.

2.  PRESENTATION

Presentation - The accompanying unaudited, condensed, consolidated financial statements include the accounts of the Company. In the opinion of management, all adjustments have been made which are of a normal recurring nature, so as to fairly state the results for the interim periods. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC")rules and regulations. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for a full year. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements as of December 31, 2001 included in the Company's amended and restated Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on July 22, 2002.

Use of Estimates - The preparation of financial  statements,  in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur in the near term.

Recent Accounting Pronouncements - In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. As of January 1, 2002, OptiMark had no goodwill or intangible assets recorded on its books. Therefore, management does not believe the adoption of SFAS 142 has a significant impact on its financial position and results of operations.

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

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the new accounting standard for 2002 and determined it had no impact on its financial statements for the first quarter.

3.  DISCONTINUED OPERATIONS

         Changes in Net Liabilities of Discontinued Operations from December 31, 2001 to March 31, 2002 is as follows:

                                               Paid or        Additional
                               Balance at      Charged       Accruals and    Balance at
                              December 31,     Against          Other         March 31,
                                  2001        Liability      Adjustments        2002
                                  ----        ---------      -----------        ----
Net Liabilities of
Discontinued
Operations                    (13,816,260)     482,821         (69,827)     (13,403,266)


4.  FINANCING ACTIVITIES

         On February 4, 2002, Ashton and Innovations entered into a securities purchase agreement (as amended on March 6, 2002 and May 3, 2002, the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, Innovations purchased 608,707,567 shares of Ashton common stock in exchange for $7,272,727 in cash and intellectual property and other non-cash assets of Innovations valued by Ashton and Innovations for the purposes of the Securities Purchase Agreement at $20 million. The value ascribed to the intellectual property and other non-cash assets by OptiMark Innovations was based in part on preliminary discussions with a potential investor in Innovations. Ashton or Innovations did not obtain an appraisal or other third party valuation of the fair market value of the intellectual property and other non-cash assets. There can be no assurance that the fair market value of the intellectual property and other non-cash assets is equal to the value ascribed to these assets by Innovations in the Securities Purchase Agreement.

         On May 7, 2002 (the "Closing Date"), Innovations and Ashton closed the transactions contemplated by the Securities Purchase Agreement.

         In addition, pursuant to the terms of the Securities Purchase Agreement, Innovations loaned approximately $2.7 million in cash to Ashton in exchange for the Note. The Note will mature in five years, may, at the option of Innovations, be convertible into shares of Ashton Common Stock at a rate of $.0515838 per share (subject to customary anti-dilution adjustments after the closing) and will accrue interest at a rate of 7.5% per annum. Currently, the
Note is convertible into 52,870,757 shares of Ashton Common Stock. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Ashton's assets, including, without limitation, the pledge of the equity interests of Ashton and Universal Trading Technologies Corporation, a Delaware corporation and majority-owned subsidiary of Ashton ("UTTC"), in each of ATG Trading LLC, wholly-owned subsidiary of Ashton, Electronic Market Center, Inc., a majority-owned subsidiary of Ashton, Ashton Technology Canada, Inc., a majority-owned subsidiary of Ashton , Croix Securities, Inc., a wholly-owned subsidiary of UTTC, REB Securities Inc., a wholly-owned subsidiary of UTTC; and NextExchange, Inc., a wholly-owned subsidiary of UTTC.

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

         On March 21, 2002, the Company entered into a loan agreement with certain of its shareholders. Under the terms of the agreement, the Company borrowed $500,000 for a period of 180 days at an interest rate of 10% per annum. The loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark, Inc. to transfer eight shares of common stock and forty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the loan agreement with accrued interest payable in cash at maturity.

         During the three months ended March 31, 2002, the Company sold 56,668 shares of Series E Preferred at $15 per share. The aggregate amount received from this sale was $850,000, which was paid in cash. The shares were sold to SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, and Big Island LLC, each of whom is an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended.

5.   RELATED PARTY TRANSACTIONS

         On February 7, 2002, a loan to an officer in the amount of $150,000 plus accrued interest was forgiven in accordance with the terms and conditions of the officer's employment agreement.


6.   COMMITMENTS AND CONTINGENCIES

         OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company's amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on July 22, 2002.

         Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. The parties currently are engaged in exchanging responses to written discovery requests. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case. In the motion, Plaintiff alleges that the transfer of certain assets from OptiMark to Innovations on December 31, 2001 constituted a fraudulent conveyance of such assets. On March 25, 2002, the court granted Finova permission to amend its complaint to include Innovations. The amended complaint was served on Innovations on April 22, 2002 and Innovations has until approximately mid-August 2002 to file a response to the complaint. On June 13, 2002, Finova amended the complaint to include Ashton. The Defendants, Innovations and Ashton intend to defend this action and the motion vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

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

         Management intends to vigorously contest these suits ; however, the likelihood that these claims will result in loss or impairment of an asset is probable. Any loss or impairment resulting from any of these suits may have a material impact on the Company's financial position, results of operations and cash flows in future years. An accrual of $13,525,000 with respect to these loss contingencies has been recorded by the Company as part of its loss on discontinued operations, which represents management's best estimate of the outcome of the negotiations.

         In August 2001, the Company entered into a new one-year employment agreement with an officer of the Company, which provides for annual compensation of $250,000 and a guaranteed bonus of $200,000, to be paid ratably over the term of the agreement.

         On February 21, 2002, Innovations entered into a software license agreement in connection with the development of a Volume Weighted Average Price trading platform. Under the terms of the agreement, Innovations is required to pay $25,000 per month for ten years for the license and related support (see
Note 7).

7.   SUBSEQUENT EVENTS

         On April 11, 2002, the Company entered into a second loan agreement with certain of its shareholders. Under this second loan agreement, the Company borrowed $570,000 for a period of 180 days at an interest rate of 10% per annum. The second loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark, Inc. to transfer twelve shares of common stock and fifty-four shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the second loan agreement with accrued interest payable in cash at maturity.

         On April 30, 2002, Draper Fisher Jurvetson ePlanet Ventures, L.P., Draper Fisher Jurvetson ePlanet Partners Fund, L.L.C. and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG (collectively, "Draper") purchased 150 shares of Innovations Common Stock for an aggregate cash purchase price of $375,000. On May 7, 2002, Draper purchased 963 shares of Innovations Series B Preferred Stock for an aggregate cash purchase price of $9,630,000. As a result of these transactions, OptiMark's ownership percent of Innovations was reduced to less than 50%. Therefore, Innovations is no longer a subsidiary and will be accounted for as an investment using the equity method of accounting.

         On May 3, 2002, Innovations transferred its interest in the software license and related obligation (see Note 6) to Ashton.

         On May 24, 2002, the Company's agreement with Asset International was terminated. Under the terms of the agreement, the Company returned the shares representing its investment in Asset International and the Company was relieved of any obligation to provide services to Asset International.

         On May 31, 2002, the Company entered into a third loan agreement with certain of its shareholders. Under this loan agreement, the Company borrowed $1,650,000 for a period of 180 days at an interest rate of 10% per annum. The third loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark, Inc. to transfer twenty-eight shares of common stock and one hundred fifty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the third loan agreement with accrued interest payable in cash at maturity.

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

         The Company's current cash and cash equivalents, plus the expected cash flows for 2002, are not expected to be sufficient to meet its 2002 operating and financial commitments. Accordingly, if the Company is unable to raise additional cash either directly or through sale or borrowing against Innovations' holdings of shares of the Ashton Common Stock or the Note, the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities, continue to borrow money or raise capital through the sale or borrowing against the shares of Innovations related to its holdings of shares of the Ashton Common Stock and the Note, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of Capital Stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations would be reduced accordingly. This would reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations, as represented by Innovations' holdings of shares of the Ashton Common Stock, will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern.

History of Losses

         OptiMark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of March 31, 2002 the Company's accumulated deficit was approximately $366,166,000.

Critical Accounting Policies

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

         Impairment of Property and Equipment. As a result of the Company having discontinued its US Equities Business in September 2000 and having suspended its Exchange Solutions Services Business in January 2002, certain property and equipment is no longer in use and must be considered impaired. Some of these assets may be directly identifiable to the discontinued business; however, many others are shared and/or non-specific and careful judgment is required to determine the appropriate impairment reserve.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         Revenue. Total revenue for the three months ended March 31, 2002 was $0 as compared to approximately $3,418,000 for the three months ended March 31, 2001. Of these amounts, approximately $1,318,000 in 2001 was derived from services provided to our affiliate, Japan OptiMark Systems, Inc. ("JOS"). The balance in 2001 was derived from services to Nasdaq and the recognition of revenue previously deferred. The reduction in services to JOS resulted from the suspension of the JOS trading system which operated on the Osaka Securities Exchange, per OptiMark's amended agreement with Japan OptiMark Systems, Inc., dated May 23, 2001. Billings for enhancement and maintenance ceased as of August 31, 2001.

         Operating Expenses. Operating expenses for the three months ended March 31, 2002 totaled approximately $3,292,000 as compared to approximately $8,390,000 for the three months ended March 31, 2001. The following is a discussion of the changes as it relates to each of the components:

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the three months ended March 31, 2002 totaled $0 as compared to approximately $2,251,000 for the three months ended March 31, 2001. The decrease of $2,251,000 is due to the absence of revenue generating projects in 2002.

         Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2002 totaled $314,000 as compared to approximately $446,000 for the three months ended March 31, 2001. The decrease of $132,000 was primarily due to a decrease in personnel related expenses, communication expense and public relations expenses in connection with the decrease in resources utilized in promoting the company's products and headcount reductions within the marketing department.

         Research and Development. Research and development expense totaled approximately $1,463,000 for the three months ended March 31, 2002 compared to approximately $1,544,000 for the three months ended March 31, 2001. The decrease of $81,000 is primarily due to reduced expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications. The decrease consists primarily of personnel related expenses and communication expense.

         General and Administrative. General and administrative expense totaled approximately $1,124,000 for the three months ended March 31, 2002 as compared to approximately $3,116,000 for the three months ended March 31, 2001. The decrease of $1,992,000 is primarily due to a decrease in the cost of OptiMark's bonus program, gain realized on the sale of assets and decreases in personnel related expenses, corporate insurance expense and other general office expenses. The cost of the bonus program was $0 for the three months ended March 31, 2002 and approximately $1,000,000 for the three months ended March 31, 2001.

         Depreciation and Amortization. Depreciation and amortization expense totaled approximately $391,000 for the three months ended March 31, 2002 as compared to approximately $1,034,000 for the three months ended March 31, 2001. The decrease of $643,000 is primarily due to the write off of assets deemed permanently impaired during the latter part of 2001.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents and interest expense on capital leases. Other expense, net, was approximately $300 for the three months ended March 31, 2002 as compared to other expense, net of approximately $43,000 for the three months ended March 31, 2001. The decrease of $42,700 is due to a reduction in interest incurred on capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, OptiMark's principal sources of liquidity consisted of approximately $212,000 of cash and cash equivalents as compared to approximately $761,000 of cash and cash equivalents as of March 31, 2001.

         Net cash used in continuing operating activities for the three months ended March 31, 2002 was approximately $2,604,000 and net cash used in operating activities for the three months ended March 31, 2001 was approximately $918,000. The change in net operating cash flows was attributable to net losses in both periods, partially reduced by non-cash charges such as depreciation and amortization. The fluctuation between periods was also affected by net changes in working capital.

         Net cash provided by investing activities was approximately $369,000 for the three months ended March 31, 2002 and net cash used in investing activities was approximately $520,000 for the three months ended March 31, 2001. The cash provided by investing activities in 2002 primarily consisted of the proceeds received from the sale of assets, chiefly computer equipment. The uses of cash in 2001 for investing activities primarily consisted of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which Optimark had previously leased equipment.

         Net cash provided by financing activities for the three months ended March 31, 2002 was approximately $1,307,000 and net cash used in financing activities for the three months ended March 31, 2001 was approximately $82,000. In 2002, cash was provided from the sale of Series E Cumulative Preferred Stock ("Series E Preferred") and a shareholder loan.

         The results indicated for continuing operations in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 are not necessarily indicative of the spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the new business model.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's only exposure to market risk at March 31, 2002 is related to interest rates.

         Interest Rate Risk. As of March 31, 2002 OptiMark had cash and cash equivalents of approximately $212,000 that consisted of cash and highly liquid overnight investments. These investments may be subject to interest rate risk however because of the low level of cash balances, any such risk would not be material.

         Foreign Currency Exchange Rate Risk. As of March 31, 2002, the Company is not subject to foreign currency exchange rate risk.

         Equity Price Risk. As of March 31, 2002, the Company is not subject to equity price risk.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company's amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on July 22, 2002.

         Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. The parties currently are engaged in exchanging responses to written discovery requests. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case. In the motion, Plaintiff alleges that the transfer of certain assets from OptiMark to Innovations on December 31, 2001 constituted a fraudulent conveyance of such assets. On March 25, 2002, the court granted Finova permission to amend its complaint to include Innovations. The amended complaint was served on Innovations on April 22, 2002 and Innovations has until approximately mid-August 2002 to file a response to the complaint. On June 13, 2002, Finova amended the complaint to include Ashton. The Defendants, Innovations and Ashton intend to defend this action and the motion vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

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

         Management intends to vigorously contest these suits ; however, the likelihood that these claims will result in loss or impairment of an asset is probable. Any loss or impairment resulting from any of these suits may have a material impact on the Company's financial position, results of operations and cash flows in future years. An accrual of $13,525,000 with respect to these loss contingencies has been recorded by the Company as part of its loss on discontinued operations, which represents management's best estimate of the outcome of the negotiations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2002, the Company sold 56,668 shares of Series E Preferred at $15 per share. The aggregate amount received from this sale was $850,000, which was paid in cash. The shares were sold to SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, and Big Island LLC, each of whom is an "accredited investor" as defined in Rule 501(a) under the Securities Act of 1933, as amended. The issuance of the Series E Preferred constitutes a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits


         10.1 Separation Agreement, dated April 11, 2002, by and between OptiMark Holdings, Inc. and Neil G. Cohen.

         99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B.       Reports on Form 8-K

                  Form 8-K, filed January 15, 2002, responding to Items 2 and 7. The Report related to the capitalization of OptiMark Innovations Inc. (formerly known as "OTSH, Inc.").

                  Form 8-K, filed January 31, 2002, responding to Items 5 and 7. The Report related to the settlement reached between the Company and a former vendor.

                  Form 8-K, filed February 8, 2002, responding to Items 7 and 9. The Report related to the execution of the Securities Purchase Agreement between the Ashton Technology Group, Inc. and OptiMark Innovations Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            OPTIMARK HOLDINGS, INC.

August 26, 2002
                                            By: /s/ Robert J. Warshaw
                                               --------------------------------
                                                Name:  Robert J. Warshaw
                                                Title: Chief Executive Officer
                                                and Principal Financial Officer