Form 10-Q
period 2002-06-30
OPTIMARK HOLDINGS INC
filed 2002-12-19
CIK 1062023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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



                                 (201) 536-7141
              (Registrant's telephone Number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes / / No /X/

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At November 30, 2002, the number of shares outstanding of the registrant's common stock was 33,369,913.

                                      INDEX




PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001

            Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2002 and June 30, 2001 (Unaudited)

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001 (Unaudited)

            Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Item 4.     Controls and Procedures

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

Item 6.     Exhibits and Report on Form 8-K

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our beliefs and assumptions, and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which such words as "expect", "anticipate," "contemplate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

         Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2001 as filed with the SEC and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in or indicated by these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                     June 30, 2002
                                                                                      (Unaudited)     December 31, 2001
                                                                                      -----------     -----------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents ....................................................     $     738,234      $   1,624,017
  Accounts receivable, less allowance for doubtful accounts of $73,002
     at December 31, 2001 ......................................................            15,000            774,180
  Other current assets .........................................................           198,903            446,911
                                                                                     -------------      -------------
          Total current assets .................................................           952,137          2,845,108

PROPERTY AND EQUIPMENT - NET ...................................................           995,549          1,381,435

SOFTWARE LICENSES - NET ........................................................              --               59,347
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY ........................................         3,889,323               --
OTHER ASSETS ...................................................................           621,086            837,072
                                                                                     -------------      -------------

TOTAL ASSETS ...................................................................     $   6,458,095      $   5,122,962
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ...................................     $     534,954      $     678,901
    Accrued compensation .......................................................           151,066          1,141,246
    Loan payable ...............................................................         1,345,000               --
    Liabilities of discontinued operations (Note 3) ............................        13,504,525         13,816,260
    Other current liabilities ..................................................           184,020            879,842
                                                                                     -------------      -------------
          Total current liabilities ............................................        15,719,565         16,516,249
                                                                                     -------------      -------------

  OTHER LIABILITIES: ...........................................................            14,371               --
                                                                                     -------------      -------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE STOCK
  Series E preferred stock, convertible, $0.01 par value; 1,000,000 shares authorized; 983,333 and 926,665 issued and
    outstanding at June 30, 2002 and , December 31, 2001, respectively .........        14,437,426         13,630,854
  Series F preferred stock, $0.01 par value; 7,400,000 shares authorized and no shares issued and outstanding at
    June 30, 2002 and December 31, 2001 respectively ...........................              --                 --
  Series G preferred stock, $0.01 par value; 300,000 shares
    authorized, issued and outstanding at
    June 30, 2002 and December 31, 2001 respectively ...........................             3,000              3,000
                                                                                     -------------      -------------

TOTAL MANDATORILY REDEEMABLE STOCK .............................................        14,440,426         13,633,854
                                                                                     -------------      -------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, authorized and unissued 8,577,932
    at June 30, 2002 and December 31, 2001
  Series A preferred stock, convertible and participating, $0.01 par value;
    3,222,068 shares authorized; 925,683 shares
    issued and outstanding at June 30, 2002 and December 31, 2001 ..............             9,257              9,257
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized; 10,820,000 shares issued and
    outstanding at June 30, 2002 and December 31, 2001 .........................           108,200            108,200
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at June 30, 2002 and December 31, 2001 .....................................            82,500             82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at June 30, 2002 and December 31, 2001 .....................................             2,500              2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; issued 36,612,557 shares at June 30, 2002 and December 31, 2001, respectively, of which 3,242,644 shares are held as treasury stock at June
    30, 2002 and December 31, 2001,
    respectively ...............................................................           366,126            366,126
  Warrants, common stock .......................................................        35,686,523         35,686,523
  Additional paid-in capital ...................................................       307,627,770        301,687,065
  Accumulated deficit ..........................................................      (367,546,590)      (362,906,807)
  Accumulated other comprehensive loss .........................................           (52,522)           (62,504)
  Treasury stock ...............................................................                (1)                (1)
                                                                                     -------------      -------------
          TOTAL STOCKHOLDERS' DEFICIENCY .......................................       (23,716,267)       (25,027,141)
                                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .................................     $   6,458,095      $   5,122,962
                                                                                     =============      =============

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30,


                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                    ---------------------------         --------------------------
                                                      2002              2001              2002              2001
                                                    Unaudited        Unaudited          Unaudited        Unaudited
                                                    ---------        ---------          ---------        ---------

REVENUE:
  Revenue from affiliate ....................     $    514,991      $  2,172,840      $    514,991      $  4,272,840
  Revenue, other ............................             --           1,083,515              --           2,401,480
                                                  ------------      ------------      ------------      ------------
          Total revenue .....................          514,991         3,256,355           514,991         6,674,320

EXPENSES:
  Cost of sales .............................             --           1,750,620              --           4,001,471
  Sales and marketing .......................           81,650           378,197           395,498           824,400
  Research and development ..................          243,150         1,801,303         1,706,009         3,345,356
  General and administrative ................          224,297         2,360,520         1,682,263         5,476,122
  Depreciation and amortization .............           18,749         1,086,538           409,582         2,120,266
  Restructuring expense .....................             --             274,247              --             274,247
                                                  ------------      ------------      ------------      ------------
          Total operating expenses ..........          567,845         7,651,425         4,193,352        16,041,862
                                                  ------------      ------------      ------------      ------------

OTHER (INCOME) EXPENSE:
  Interest income ...........................           (1,542)           (4,705)           (5,681)          (24,508)
  Interest expense ..........................          316,390            38,702           320,787           101,200
  Gain on disposal of assets ................           (5,513)             --            (339,437)             --
  Equity in loss of investee ................          802,102              --             802,102              --
                                                  ------------      ------------      ------------      ------------
          Total other expense ...............        1,111,437            33,997           777,771            76,692
                                                  ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS .............       (1,164,291)       (4,429,067)       (4,456,132)       (9,444,234)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations .........             --                --                --                --
  Loss on disposal of discontinued operations         (113,825)       (1,686,521)         (183,652)       (2,367,804)
                                                  ------------      ------------      ------------      ------------
  Loss from discontinued operations .........         (113,825)       (1,686,521)         (183,652)       (2,367,804)
                                                  ------------      ------------      ------------      ------------

NET LOSS ....................................       (1,278,116)       (6,115,588)       (4,639,784)      (11,812,038)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments ..            9,740           (76,525)            9,952            18,025
                                                  ------------      ------------      ------------      ------------

COMPREHENSIVE INCOME (LOSS) .................     $ (1,268,376)     $ (6,192,113)     $ (4,629,832)     $(11,794,013)
                                                  ============      ============      ============      ============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations .....................     $      (0.03)     $      (0.12)     $      (0.13)     $      (0.26)
  Discontinued operations ...................             --               (0.05)     $      (0.01)            (0.06)
                                                  ------------      ------------      ------------      ------------
  Total loss per share ......................     $      (0.03)     $      (0.17)     $      (0.14)     $      (0.32)
                                                  ============      ============      ============      ============

  Weighted average number of common shares
     Basic and diluted ......................       33,369,913        36,612,557        33,369,913        36,612,557
                                                  ============      ============      ============      ============

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,


                                                                                          2002             2001
                                                                                      ------------      ------------
                                                                                       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ....................................................................     $ (4,639,784)     $(11,812,038)
    Deduct loss from discontinued operations ....................................         (183,652)       (2,367,804)
                                                                                      ------------      ------------
    Loss from continuing operations .............................................       (4,456,132)       (9,444,234)
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
      Depreciation and amortization .............................................          409,582         2,120,266
      Gain on disposal of assets ................................................         (339,437)           (1,180)
      Non cash interest expense .................................................          275,000              --
      Equity in loss of unconsolidated subsidiary ...............................          802,102              --
    Changes in operating assets and liabilities:
      Receivables ...............................................................          759,180         1,848,223
      Other current assets ......................................................          248,008              --
      Other assets ..............................................................         (184,734)          584,608
      Accounts payable and accrued liabilities ..................................         (133,994)          (57,196)
      Accrued compensation ......................................................         (990,180)             --
      Other current liabilities .................................................         (695,822)             --
      Accrued restructuring .....................................................             --             274,229
      Other liabilities .........................................................           14,371             8,511
                                                                                      ------------      ------------
    Net cash used in continuing operations ......................................       (4,292,056)       (4,666,772)
                                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment .........................................          (12,000)         (494,392)
    Purchase of software licenses ...............................................             --            (293,331)
    Proceeds from disposal of assets ............................................          387,088             4,550
                                                                                      ------------      ------------
      Net cash used in investing activities .....................................          375,088          (783,173)
                                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of preferred stock ...............................          806,572         1,780,860
    Proceeds from stockholders' notes ...........................................        2,720,000         4,000,000
    Payments on capital leases ..................................................             --            (139,218)
                                                                                      ------------      ------------
      Net cash provided by (used in) financing activities .......................        3,526,572         5,641,642
                                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................         (390,396)          191,696

NET CASH USED IN DISCONTINUED OPERATIONS ........................................         (495,387)       (1,500,392)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD ..............................        1,624,017         2,919,548

                                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ....................................     $    738,234      $  1,610,852
                                                                                      ============      ============

Supplemental disclosure of cash flow information:
    Cash payments for interest - continuing operations ..........................     $       --        $    101,200

Non-cash financing activities:
    Conversion of stockholders' promissory notes to Series E preferred stock ....                          4,000,000
    Investment in unconsolidated subsidiary .....................................        4,290,705
    Beneficial conversion feature of loan payable ...............................        1,650,000

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1. GENERAL INFORMATION

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

         On December 28, 2001, OptiMark formed a then majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and at that time OptiMark held a 67% voting interest and the remaining interest was held by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors' Fund LP (collectively, "SOFTBANK"). Innovations has authorized capital stock of 7,000 shares of common stock, par value $.01 per share (the "Innovations Common Stock"), and 3,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). Innovations has designated 2,000 shares of Innovations Preferred Stock, as "Non-Qualified Preferred Stock," which has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Non-Qualified Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Non-Qualified Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017. Innovations designated 1,000 shares of Innovations Preferred Stock as "Series B Preferred Stock," which has a cumulative preferred dividend at an annual rate of $519.21 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Series B Preferred Stock is equal to $10,389.61 per share plus the aggregate amount of accrued and unpaid dividends or distributions. On December 31, 2001, OptiMark received 200 shares of Innovations Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Non-Qualified Preferred Stock in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Non-Qualified Preferred Stock was the result of the evaluation by the Board of Directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding an approximate $10,000,000 investment for a one-third interest in Innovations. SOFTBANK received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for $250,000 cash. Simultaneously, SOFTBANK's remaining obligation to purchase shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock") from Holdings pursuant to that certain Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001 (as amended on August 16, 2001 and November 16, 2001), by and among Holdings and SOFTBANK was reduced by $250,000. Upon its formation and initial capitalization, Innovations' aggregate assets consisted of the Assets and $750,000 in cash. The principal business of Innovations is to hold a controlling interest in Vie Financial Group, Inc. ("Vie," formerly known as The Ashton Technology Group, Inc.) for the benefit of the shareholders of Holdings and Innovations.

         OptiMark also had an approximately 15% voting interest in Japan OptiMark Systems, Inc. ("JOS"), a Japanese corporation. The investment in JOS previously accounted for on the equity method does not have any carrying value in financial statements of the Company as of June 30, 2002. JOS has realized continuing losses since its inception in 1998. Since the Company has not provided any guarantees and is not committed to provide any future funding to JOS it has not recorded its equity share of JOS' losses, as the investment cannot have a carrying value below $0. On May 31, 2002, the shareholders of JOS elected to dissolve the company.

         Effective in January 2002, the development, sales and marketing efforts of the Exchange Solutions Services Business were suspended. As of that date, the primary purpose of the Company was to hold the securities of Innovations and to consummate financing and strategic transactions with other parties.

         As a result of the capitalization of Innovations, Holdings and SOFTBANK have certain call and put rights described below. The Independent Committee of the Board of Directors has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board of Directors that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

         Upon the occurrence of a Liquidity Event (defined below) on or before September 30, 2003, the SOFTBANK Shares will be purchased by Holdings for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings. A "Liquidity Event" means any of the following: (i) Innovations' sale, conveyance or other disposition of all or substantially all of its assets, (ii) the acquisition of Innovations by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of Innovations for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of Innovations immediately prior to the consummation of such transaction hold at least 50% of the voting power of the surviving corporation as a result of such transaction,
(iii) the consummation by Innovations of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of Innovations immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of Innovations immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions), or (iv) any initial underwritten public offering of Innovations Common Stock. Notwithstanding the foregoing, Holdings will not exercise this call option in the event that the Independent Committee of the Board of Directors recommends that Holdings not purchase the SOFTBANK Shares.

         In the event that: (i) the call rights of Holdings described above have not been exercised on or before September 30, 2003, (ii) the Independent Committee of the Board of Directors no longer exists and (iii) no independent directors serve on the Holdings Board of Directors and, after reasonable good faith efforts by the remaining members of the Holdings Board of Directors, no independent persons qualified to serve on the Holdings Board of Directors have been found or, if found, are not willing to serve on the Holdings Board of Directors, then the Holdings Board of Directors will engage an independent investment banking, accounting or third party valuation firm to evaluate whether or not it is in the best interests of Holdings that it purchase the SOFTBANK Shares. If such third party determines it is in the best interests of Holdings to purchase the SOFTBANK Shares, Holdings will be obligated to purchase such shares on or before December 31, 2003 for $125,000 in cash and 16,667 shares of Series E Preferred Stock of Holdings.

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

         CONTINUATION AS A GOING CONCERN

         The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. The Company is currently exploring financing opportunities including borrowing cash from certain of its shareholders that would be secured by shares of Innovations Common Stock and/or Non-Qualified Preferred Stock owned by OptiMark. Accordingly, if the Company is unable to raise additional cash, the Company will face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities and continue to borrow money or raise capital, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of capital stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations will be reduced accordingly. This will reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern.

2. PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Presentation - The accompanying unaudited, condensed, consolidated financial statements include the accounts of the Company. In the opinion of management, all adjustments have been made which are of a normal recurring nature, so as to fairly state the results for the interim periods. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for a full year. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements as of December 31, 2001 included in the Company's amended and restated Annual Report on Form 10-K/A, as filed with the SEC on July 22, 2002.

Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. It is reasonably possible that actual results could differ significantly from those estimates and significant changes to estimates could occur in the near term.

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

         In July 2001 the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing the impact of SFAS 143 on the Company.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the new accounting standard for 2002 and determined it had no impact on its financial statements for the first and second quarters.

3. DISCONTINUED OPERATIONS

         Changes in Net Liabilities of Discontinued Operations from December 31, 2001 to June 30, 2002 is as follows:

                                                         Paid or
                                                         Charged            Additional
                                    Balance at           Against           Accruals and         Balance at
                                December 31, 2001       Liability       Other Adjustments      June 30, 2002
                                -----------------       ---------       -----------------      -------------
Net Liabilities of
Discontinued Operations         (13,816,260)          495,387             (183,652)         (13,504,525)


4. FINANCING ACTIVITIES

         On February 4, 2002, Vie and Innovations entered into a securities purchase agreement (as amended on March 6, 2002 and May 3, 2002, the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, Innovations purchased 608,707,567 shares of Vie common stock, par value $.01 per share (the "Vie Common Stock") in exchange for $7,272,727 in cash and intellectual property and other non-cash assets of Innovations valued by Vie and Innovations for the purposes of the Securities Purchase Agreement at $20 million. The value ascribed to the intellectual property and other non-cash assets by Innovations was based in part on preliminary discussions with a potential investor in Innovations. Vie did not obtain an appraisal or other third party valuation of the fair market value of the intellectual property and other non-cash assets. There can be no assurance that the fair market value of the intellectual property and other non-cash assets is equal to the value ascribed to these assets by Innovations in the Securities Purchase Agreement.

         On May 7, 2002 (the "Closing Date"), Innovations and Vie closed the transactions contemplated by the Securities Purchase Agreement.

         In addition, pursuant to the terms of the Securities Purchase Agreement, Innovations loaned approximately $2.7 million in cash to Vie in exchange for that certain senior secured convertible note of Vie in favor of Innovations (the "Note"). The Note will mature in five years, and is convertible, at the option of Innovations, into shares of Vie Common Stock at a rate of $.0515838 per share (subject to customary anti-dilution adjustments after the closing) and will accrue interest at a rate of 7.5% per annum. Currently, the Note is convertible into 52,870,757 shares of Vie Common Stock. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Vie's assets, including, without limitation, the pledge of the equity interests of Vie and Universal Trading Technologies Corporation, a Delaware corporation and majority-owned subsidiary of Vie ("UTTC"), in each of Vie Securities, LLC (formerly known as ATG Trading
LLC), wholly-owned subsidiary of Vie, Electronic Market Center, Inc., a majority-owned subsidiary of Vie, Ashton Technology Canada, Inc., a majority-owned subsidiary of Vie, Vie Institutional Services, Inc. (formerly known as Croix Securities, Inc.), a wholly-owned subsidiary of UTTC, REB Securities Inc., a wholly-owned subsidiary of UTTC; and NextExchange, Inc., a wholly-owned subsidiary of UTTC.

         As of the Closing Date, Innovations owns approximately 80% of the diluted outstanding shares of the Vie Common Stock calculated as of May 3, 2002. Diluted shares include the outstanding shares of the Vie Common Stock and (i) shares of any series of capital stock of Vie or its subsidiaries that vote together with the Vie Common Stock, (ii) any outstanding options issued to employees and third parties and (iii) shares of the Vie Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 7% of Vie's fully-diluted shares of the Vie Common Stock, calculated as of May 3, 2002.

         On March 21, 2002, the Company entered into a loan agreement with certain of its shareholders. Under the terms of the agreement, the Company borrowed $500,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer eight shares of Innovations Common Stock and forty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the loan agreement with accrued interest payable in cash at maturity.

         On April 11, 2002, the Company entered into a second loan agreement with certain of its shareholders. Under this second loan agreement, the Company borrowed $570,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The second loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and fifty-four shares of the Non-Qualified Preferred Stock of

Innovations subject to adjustment as provided in the second loan agreement with accrued interest payable in cash at maturity.

         On April 30, 2002, Draper Fisher Jurvetson ePlanet Ventures, L.P., Draper Fisher Jurvetson ePlanet Partners Fund, L.L.C. and Draper Fisher Jurvetson ePlanet Ventures GmbH & Co. KG (collectively, "Draper") purchased 150 shares of Innovations Common Stock for an aggregate cash purchase price of $375,000. On May 7, 2002, Draper purchased 963 shares of Innovations Series B Preferred Stock for an aggregate cash purchase price of $9,630,000. As a result of these transactions, OptiMark's percentage ownership of equity of Innovations was reduced to less than 50%. Therefore, OptiMark's investment in Innovations will be accounted for using the equity method of accounting.

         On May 3, 2002, Innovations transferred its interest in the software license and related obligation (see Note 6) to Vie.

         On May 24, 2002, the Company's agreement with Asset International was terminated. Under the terms of the agreement, the Company returned the shares representing its investment in Asset International and the Company was relieved of any obligation to provide services to Asset International.

         On May 31, 2002, the Company entered into a third loan agreement with certain of its shareholders. Under this third loan agreement, the Company borrowed $1,650,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The third loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twenty-eight shares of Innovations Common Stock and one hundred fifty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the third loan agreement with accrued interest payable in cash at maturity.

         At issuance, the loan was convertible into shares of Innovations Common Stock at a price below market value of such stock. The intrinsic value of the beneficial conversion feature of the loan was recorded as an additional discount, such that the full $1,650,000 issued was discounted, with a corresponding increase to additional paid-in-capital.

5. RELATED PARTY TRANSACTIONS

         On February 7, 2002, a loan to an officer in the amount of $150,000 plus accrued interest was forgiven in accordance with the terms and conditions of the officer's employment agreement.

6. COMMITMENTS AND CONTINGENCIES

         OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company's amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed with the SEC on July 22, 2002.

         Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark and/or the Company and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. The parties currently are engaged in exchanging responses to written discovery requests. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case. In the motion, Plaintiff alleges that the transfer of certain assets from OptiMark to Innovations on December 31, 2001 constituted a fraudulent conveyance of such assets. On March 25, 2002, the court granted Finova permission to amend its complaint to include Innovations. The amended complaint was served on Innovations on April 22, 2002. Innovations filed a response to the complaint on August 15, 2002. On June 13, 2002, Finova amended the complaint to include Vie. The Defendants, Innovations and Vie intend to defend this action and the motion vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

         Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) (Defendant) and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from the sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Plaintiff. Based on the complaint filed in a related action in New Jersey (described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23, 2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. Defendant has responded to the cross-claim by denying its material allegations. The Company intends to defend this action vigorously. On February 12, 2002, Plaintiff filed a motion for default for failure to plead, alleging that OptiMark Technologies, Inc. did not file a pleading responsive to Plaintiff's second amended complaint. This default will be set aside if OptiMark Technologies, Inc. files an answer before a judgment after default has been rendered. OptiMark Technologies, Inc. filed its answer on September 27, 2002. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

         Management intends to vigorously contest these suits; however, the likelihood that these claims will result in loss or impairment of an asset is probable. Any loss or impairment resulting from any of these suits may have a material impact on the Company's financial position, results of operations and cash flows in future years. An accrual with respect to these loss contingencies has been recorded by the Company as part of its loss on discontinued operations, which represents management's best estimate of the outcome of the negotiations.

         In August 2001, the Company entered into a one-year employment agreement with an officer of the Company, which provides for annual compensation of $250,000 and a guaranteed bonus of $200,000, to be paid ratably over the term of the agreement.

         On February 21, 2002, Innovations entered into a software license agreement in connection with the development of a Volume Weighted Average Price trading platform. Under the terms of the agreement, Innovations is required to pay $25,000 per month for ten years for the license and related support.

7. SUBSEQUENT EVENTS

         On August 16, 2002, the Company entered into a new one-year employment agreement with an officer of the Company, which provides for annual compensation of $250,000, a guaranteed bonus of $200,000, to be paid ratably over the term of the agreement, a guaranteed bonus of $45,000, paid upon the execution of the agreement and a guaranteed bonus of $80,000, to be paid upon the employment of a full time Chief Executive Officer of Vie. Vie hired a full time Chief Executive Officer on October 9, 2002. The bonus amounts were paid in full by December 16, 2002.

         On September 17, 2002, the loan the Company executed with certain of its shareholders on March 21, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer to the lenders eight shares of Innovations' common stock and forty-eight shares of Innovations' Non-Qualified Preferred Stock.

         On October 8, 2002, the loan the Company executed with certain of its shareholders on April 11, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer to the lenders twelve shares of Innovations' common stock and fifty-four shares of Innovations' Non-Qualified Preferred Stock.

         On November 27, 2002, the loan the Company executed with certain of its shareholders on May 31, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twenty-eight shares of Innovations' common stock and one hundred fifty-eight shares of Innovations' Non-Qualified Preferred Stock.

         On November 27, 2002, the Company entered into a fourth loan agreement with certain of its shareholders. Under this fourth loan agreement, the Company borrowed $750,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fourth loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and seventy-two shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the fourth loan agreement with accrued interest payable in cash at maturity.

         On December 17, 2002, the lenders and the Company executed a letter agreement (the "Letter Agreement") pursuant to which the lenders will receive three shares of Innovations Common Stock and fifteen shares of Innovations Non-Qualified Preferred Stock in lieu of cash payment of all remaining obligations, including accrued and unpaid interest, the Company owed the lenders under the terms of the first three loan agreements.

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

         The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. The Company is currently exploring financing opportunities including borrowing cash from certain of its shareholders that would be secured by shares of Innovations Common Stock and/or Non-Qualified Preferred Stock owned by OptiMark. Accordingly, if the Company is unable to raise additional cash, the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities and continue to borrow money or raise capital, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of capital stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations would be reduced accordingly. This would reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern.

History of Losses

         OptiMark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of June 30, 2002 the Company's accumulated deficit was approximately $367,547,000.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

         Revenue. Total revenue for the three months ended June 30, 2002 was approximately $515,000 as compared to approximately $3,256,000 for the three months ended June 30, 2001. Of these amounts, $0 in 2002 and approximately $1,084,000 in 2001 was derived from services provided to our affiliate, Japan OptiMark Systems, Inc. ("JOS"). The balance in 2002 was derived from the recognition of revenue previously deferred. The balance in 2001 was derived from services to the Nasdaq Stock Market, Inc. ("Nasdaq") and the recognition of revenue previously deferred. The reduction in services to JOS resulted from the suspension of the JOS trading system which operated on the Osaka Securities Exchange, per OptiMark's amended agreement with JOS dated May 23, 2001. Billings for enhancement and maintenance ceased as of August 31, 2001. The development contract with Nasdaq and the related billings terminated on December 31, 2001.

         Operating Expense. Operating expenses for the three months ended June 30, 2002 totaled approximately $568,000 as compared to approximately $7,651,000 for the three months ended June 30, 2001. The following is a discussion of the decrease as it relates to each of the components:

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the three months ended June 30, 2002 totaled $0 as compared to approximately $1,751,000 for the three months ended June 30, 2001. The decrease of $1,751,000 is due to the absence of revenue generating projects in 2002.

         Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2002 totaled approximately $82,000 as compared to approximately $378,000 for the three months ended June 30, 2001. The decrease of $296,000 was primarily due to a decrease in personnel related expenses, communication expense and public relations expenses in connection with the decrease in resources utilized in promoting the company's products and headcount reductions within the marketing department.

         Research and Development. Research and development expense totaled approximately $243,000 for the three months ended June 30, 2002 compared to approximately $1,801,000 for the three months ended June 30, 2001. The decrease of $1,558,000 is primarily due to reductions in expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications and the reimbursement of development expenses by a formerly majority-owned subsidiary. The decrease consists primarily of decreases in personnel related expenses and communications expense.

         General and Administrative Expense. General and administrative expense totaled approximately $224,000 for the three months ended June 30, 2002 as compared to approximately $2,361,000 for the three months ended June 30, 2001. The decrease of $2,137,000 is primarily due to a decrease in the cost of OptiMark's bonus program, gain realized on the sale of assets, and decreases in personnel related expenses, corporate insurance expense and other general office expenses. The cost of the bonus program was $0 for the three months ended June 30, 2002 and approximately $800,000 for the three months ended June 30, 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $19,000 for the three months ended June 30, 2002 as compared to approximately $1,087,000 for the three months ended June 30, 2001. The decrease of $1,068,000 is primarily due to the write off of assets deemed permanently impaired during the latter part of 2001 and the first quarter of 2002.

         Restructuring Expense. OptiMark recorded a restructuring charge of approximately $274,000 for the three months ended June 30, 2001 related to a workforce reduction of thirty-four employees. This charge represented severance costs.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on loans and capital leases and equity in the loss of an investee. Other expense, net, was approximately $1,111,000 for the three months ended June 30, 2002 as compared to other expense, net of approximately $34,000 for the three months ended June 30, 2001. The increase of $1,077,000 is primarily due to the equity in the loss of an investee, Innovations, an increase in interest expense generated by shareholder loans, the financing of insurance policies and the beneficial conversion feature of the loan with certain of its shareholders and a decrease in interest income.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

         Revenue. Total revenue for the six months ended June 30, 2002 was approximately $515,000 as compared to approximately $6,674,000 for the six months ended June 30, 2001. Of these amounts, $0 in 2002 and approximately $2,401,000 in 2001 was derived from services provided to JOS . The balance in 2002 was derived from the recognition of revenue previously deferred. The balance in 2001 was derived from services to Nasdaq and the recognition of revenue previously deferred. The reduction in services to JOS resulted from the suspension of the JOS trading system which operated on the Osaka Securities Exchange, per OptiMark's amended agreement with JOS dated May 23, 2001. Billings for enhancement and maintenance ceased as of August 31, 2001. The development contract with Nasdaq and the related billings terminated on December 31, 2001.

         Operating Expense. Operating expenses for the six months ended June 30, 2002 totaled approximately $4,193,000 as compared to approximately $16,042,000 for the six months ended June 30, 2001. The following is a discussion of the decrease as it relates to each of the components:

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the six months ended June 30, 2002 totaled $0 as compared to approximately $4,001,000 for the six months ended June 30, 2001. The decrease of $4,001,000 is due to the absence of revenue generating projects in 2002.

         Sales and Marketing. Sales and marketing expense for the six months ended June 30, 2002 totaled approximately $395,000 as compared to approximately $824,000 for the six months ended June 30, 2001. The decrease of $429,000 was primarily due to a decrease in personnel related expenses, communication expense and public relations expenses in connection with the decrease in resources utilized in promoting the company's products and headcount reductions within the marketing department.

         Research and Development. Research and development expense totaled approximately $1,706,000 for the six months ended June 30, 2002 compared to approximately $3,345,000 for the six months ended June 30, 2001. The decrease of $1,639,000 is primarily due to reductions in expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications and the reimbursement of development expenses by a formerly majority-owned subsidiary. The decrease consists primarily of decreases in personnel related expenses and communications expense.

         General and Administrative Expense. General and administrative expense totaled approximately $1,682,000 for the six months ended June 30, 2002 as compared to approximately $5,476,000 for the six months ended June 30, 2001. The decrease of $3,794,000 is primarily due to a decrease in the cost of OptiMark's bonus program, gain realized on the sale of assets, and decreases in personnel related expenses, corporate insurance expense, professional fees and other general office expenses. The cost of the bonus program was $0 for the six months ended June 30, 2002 and approximately $1,430,000 for the six months ended June 30, 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $410,000 for the six months ended June 30, 2002 as compared to approximately $2,120,000 for the six months ended June 30, 2001. The decrease of $1,710,000 is primarily due to the write off of assets deemed permanently impaired during the latter part of 2001 and the first quarter of 2002.

         Restructuring Expense. OptiMark recorded a restructuring charge of approximately $274,000 for the six months ended June 30, 2001 related to a workforce reduction of thirty-four employees. This charge represented severance costs.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on loans and capital leases, gain on the disposal of assets and equity in the loss of an investee. Other expense, net, was approximately $778,000 for the six months ended June 30, 2002 as compared to other expense, net of approximately $77,000 for the six months ended June 30, 2001. The increase of $701,000 is primarily due to the equity in the loss of an investee, Innovations, an increase in interest expense generated by shareholder loans, the financing of insurance policies and the beneficial conversion feature of the loan with certain of its shareholders, gain realized on the disposal of assets and a decrease in interest income.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, OptiMark's principal sources of liquidity consisted of approximately $738,000 of cash and cash equivalents as compared to approximately $1,624,000 of cash and cash equivalents as of December 31, 2001.

         Net cash used in continuing operating activities was approximately $4,292,000 and $4,667,000 for the six months ended June 30, 2002 and 2001, respectively. The change in net operating cash flows were attributable to net losses for the six months ended June 30, 2002 and 2001, offset by non-cash charges including depreciation, amortization gain on disposal of assets and equity in loss of unconsolidated subsidiary. The fluctuation between periods was also affected by net changes in working capital.

         Net cash provided by investing activities for the six months ended June 30, 2002 was approximately $375,000 and net cash used in investing activities for the six months ended June 30, 2001 was approximately $783,000. The cash provided by investing activities in 2002 primarily consisted of the proceeds received from the sale of assets, chiefly computer equipment. The uses of cash in 2001 for investing activities primarily consisted of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which OptiMark had previously leased equipment and the purchase of software licenses.

         Net cash provided from financing activities was approximately $3,527,000 and $5,642,000 for the six months ended June 30, 2002 and 2001, respectively. In 2002, cash was provided from the sale of Series E Preferred Stock and shareholder loans. In 2001, cash was provided from the sale of Series E Preferred Stock and shareholder loans reduced by principal payments on capital leases. On June 29, 2001, the obligation to repay the shareholder loans was cancelled in exchange for shares of the Series E Preferred Stock.

         On March 21, 2002, the Company entered into a loan agreement with certain of its shareholders. Under the terms of the agreement, the Company borrowed $500,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer eight shares of Innovations Common Stock and forty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the loan agreement with accrued interest payable in cash at maturity.

         On April 11, 2002, the Company entered into a second loan agreement with certain of its shareholders. Under this second loan agreement, the Company borrowed $570,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The second loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and fifty-four shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the second loan agreement with accrued interest payable in cash at maturity.

         On May 31, 2002, the Company entered into a third loan agreement with certain of its shareholders. Under this third loan agreement, the Company borrowed $1,650,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The third loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twenty-eight shares of Innovations Common Stock and one hundred fifty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the third loan agreement with accrued interest payable in cash at maturity.

         On September 17, 2002, the loan the Company executed with certain of its shareholders on March 21, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer eight shares of Innovations' common stock and forty-eight shares of Innovations' Non-Qualified Preferred Stock.

         On October 8, 2002, the loan the Company executed with certain of its shareholders on April 11, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twelve shares of Innovations' common stock and fifty-four shares of Innovations' Non-Qualified Preferred Stock.

         On November 27, 2002, the loan the Company executed with certain of its shareholders on May 31, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twenty-eight shares of Innovations' common stock and one hundred fifty-eight shares of Innovations' Non-Qualified Preferred Stock.

         On November 27, 2002, the Company entered into a fourth loan agreement with certain of its shareholders. Under this fourth loan agreement, the Company borrowed $750,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fourth loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and seventy-two shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the fourth loan agreement with accrued interest payable in cash at maturity.

         On December 17, 2002, the lenders and the Company executed a Letter Agreement pursuant to which the lenders will receive three shares of Innovations Common Stock and fifteen shares of Innovations Non-Qualified Preferred Stock in lieu of cash payment of all remaining obligations, including accrued and unpaid interest, the Company owed the lenders under the terms of the first three loan agreements.

         The results indicated for continuing operations in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 are not necessarily indicative of the spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the new business model.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's only exposure to market risk at June 30, 2002 is related to interest rates.

         Interest Rate Risk. As of June 30, 2002 OptiMark had cash and cash equivalents of approximately $738,000 that consisted of cash and highly liquid overnight investments. These investments may be subject to interest rate risk however because of the low level of cash balances, any such risk would not be material.

         Foreign Currency Exchange Rate Risk. As of June 30, 2002, the Company is not subject to foreign currency exchange rate risk.

         Equity Price Risk. As of June 30, 2002, the Company is not subject to equity price risk.

ITEM 4. CONTROLS AND PROCEDURES

                  Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and Principal Financial and Accounting Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures have been effective.

                  As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                  Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company's amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed with the SEC on July 22, 2002.

         Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark and/or the Company and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. The parties currently are engaged in exchanging responses to written discovery requests. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case. In the motion, Plaintiff alleges that the transfer of certain assets from OptiMark to Innovations on December 31, 2001 constituted a fraudulent conveyance of such assets. On March 25, 2002, the court granted Finova permission to amend its complaint to include Innovations. The amended complaint was served on Innovations on April 22, 2002. Innovations filed a response to the complaint on August 15, 2002. On June 13, 2002, Finova amended the complaint to include Vie. The Defendants, Innovations and Vie intend to defend this action and the motion vigorously. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

         Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) (Defendant) and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from the sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Plaintiff. Based on the complaint filed in a related action in New Jersey (described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23, 2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. Defendant has responded to the cross-claim by denying its material allegations. The Company intends to defend this action vigorously. On February 12, 2002, Plaintiff filed a motion for default for failure to plead, alleging that OptiMark Technologies, Inc. did not file a pleading responsive to Plaintiff's second amended complaint. This default will be set aside if OptiMark Technologies, Inc. files an answer before a judgment after default has been rendered. OptiMark Technologies, Inc. filed its answer on September 27, 2002. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

         Management intends to vigorously contest these suits ; however, the likelihood that these claims will result in loss or impairment of an asset is probable. Any loss or impairment resulting from any of these suits may have a material impact on the Company's financial position, results of operations and cash flows in future years. An accrual with respect to these loss contingencies has been recorded by the Company as part of its loss on discontinued operations, which represents management's best estimate of the outcome of the negotiations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

                10.2 Amendment No. 3 to Employment Agreement, dated as August 16, 2002, by and between OptiMark Holdings, Inc. and Robert J. Warshaw.

                10.3 Loan Agreement, dated as of November 27, 2002, by and between the Company, SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP and OptiMark, Inc. (solely with respect to Section 3.5 thereof).

                99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.       Reports on Form 8-K

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      OPTIMARK HOLDINGS, INC.

December 19, 2002
                                      By: /s/ Robert J. Warshaw
                                         ---------------------------
                                          Name:  Robert J. Warshaw
                                          Title: Chief Executive Officer

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                             PURSUANT TO RULE 13a-14

                  I, Robert J. Warshaw, certify that:

                  1. I have reviewed this quarterly report on Form 10-Q of OPTIMARK HOLDINGS, INC.;

                  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 19, 2002

                                        /s/ Robert S. Warshaw
                                        -----------------------------
                                        Robert J. Warshaw
                                        President and Chief Executive Officer
                                        (Principal executive officer and
                                        principal financial officer)