Form 10-Q
period 2002-09-30
OPTIMARK HOLDINGS INC
filed 2002-12-30
CIK 1062023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

             Consolidated Balance Sheets as of September 30, 2002 (Unaudited) and December 31, 2001

             Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2002 and September 30, 2001 (Unaudited)

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and September 30, 2001 (Unaudited)

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

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                September 30, 2002
                                                                                   (Unaudited)       December 31, 2001
                                                                                   -----------       -----------------

ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents ...............................................       $      40,126        $   1,624,017
  Accounts receivable, less allowance for doubtful accounts of $73,002
     at December 31, 2001 .................................................              39,230              774,180
  Other current assets ....................................................             218,369              446,911
                                                                                  -------------        -------------
          Total current assets ............................................             297,725            2,845,108

PROPERTY AND EQUIPMENT - NET ..............................................             781,235            1,381,435

SOFTWARE LICENSES - NET ...................................................                  --               59,347
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY ...................................           1,117,325                   --
OTHER ASSETS ..............................................................             450,905              837,072
                                                                                  -------------        -------------

TOTAL ASSETS ..............................................................       $   2,647,190        $   5,122,962
                                                                                  =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ..............................       $     741,374        $     678,901
    Accrued compensation ..................................................             331,372            1,141,246
    Loan payable ..........................................................           1,688,333                   --
    Liabilities of discontinued operations (Note 3) .......................          13,491,846           13,816,260
    Other current liabilities .............................................             250,108              879,842
                                                                                  -------------        -------------
          Total current liabilities .......................................          16,503,033           16,516,249
                                                                                  -------------        -------------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE STOCK
  Series E preferred stock, convertible, $0.01 par value;
    1,000,000 shares authorized; 983,333 and 926,665 issued and
    outstanding at September 30, 2002 and , December 31, 2001, respectively          14,437,426           13,630,854
  Series F preferred stock, $0.01 par value; 7,400,000 shares authorized and no shares issued and outstanding at
    September 30, 2002 and December 31, 2001 respectively .................                  --                   --
  Series G preferred stock, $0
..01 par value; 300,000 shares
    authorized, issued and outstanding at
    September 30, 2002 and December 31, 2001 respectively .................               3,000                3,000
                                                                                  -------------        -------------

TOTAL MANDATORILY REDEEMABLE STOCK ........................................          14,440,426           13,633,854
                                                                                  -------------        -------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, authorized and unissued 8,577,932
    at September 30, 2002 and December 31, 2001
  Series A preferred stock, convertible and participating,
    $0.01 par value; 3,222,068 shares authorized; 925,683 shares
    issued and outstanding at September 30, 2002 and December 31, 2001 ....               9,257                9,257
  Series B preferred stock, convertible,  $0.01 par value;
    11,000,000 shares authorized; 10,820,000 shares issued and
    outstanding at September 30, 2002 and December 31, 2001 ...............             108,200              108,200
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at September 30, 2002 and December 31, 2001 ...........................              82,500               82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at September 30, 2002 and December 31, 2001 ...........................               2,500                2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; issued 36,612,557 shares at September 30, 2002 and
    December 31, 2001, respectively, of which 3,242,644 shares are held as treasury stock at September 30, 2002 and December 31, 2001,
    respectively ..........................................................             366,126              366,126
  Warrants, common stock ..................................................          35,686,523           35,686,523
  Additional paid-in capital ..............................................         307,627,770          301,687,065
  Accumulated deficit .....................................................        (372,103,557)        (362,906,807)
  Accumulated other comprehensive loss ....................................             (75,587)             (62,504)
  Treasury stock ..........................................................                  (1)                  (1)
                                                                                  -------------        -------------
          TOTAL STOCKHOLDERS' DEFICIENCY ..................................         (28,296,269)         (25,027,141)
                                                                                  -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ............................       $   2,647,190        $   5,122,962
                                                                                  =============        =============

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,





                                                        Three Months Ended September 30,     Nine Months Ended September 30,
                                                        --------------------------------     -------------------------------
                                                             2002              2001               2002             2001
                                                           Unaudited         Unaudited         Unaudited         Unaudited
                                                           ---------         ---------         ---------         ---------

REVENUE:
  Revenue ..........................................     $         --      $  2,147,321      $    514,991      $  6,420,161
  Revenue from affiliate ...........................               --           416,361                --         2,817,841
                                                         ------------      ------------      ------------      ------------
          Total revenue ............................               --         2,563,682           514,991         9,238,002

EXPENSES:
  Cost of sales ....................................               --         1,348,372                --         5,349,844
  Sales and marketing ..............................             (587)          308,427           394,911         1,132,827
  Research and development .........................          109,079         1,254,152         1,815,088         4,599,508
  General and administrative .......................        1,057,786         1,844,463         2,740,049         7,320,585
  Depreciation and amortization ....................          211,104         1,000,500           620,686         3,120,766
  Restructuring expense ............................               --            29,541                --           303,788
                                                         ------------      ------------      ------------      ------------
          Total operating expenses .................        1,377,382         5,785,455         5,570,734        21,827,318
                                                         ------------      ------------      ------------      ------------

OTHER (INCOME) EXPENSE:
  Interest income ..................................           (1,661)           (9,119)           (7,342)          (33,627)
  Interest expense .................................          913,596            15,382         1,234,383           116,582
  Gain on recovery of investment ...................               --          (530,000)               --          (530,000)
  Gain on disposal of assets .......................           (9,958)               --          (349,395)               --
  Loss on equity investment ........................          944,800                --           944,800                --
  Equity in loss of investee .......................        1,327,198                --         2,129,300                --
                                                         ------------      ------------      ------------      ------------
          Total other expense ......................        3,173,975          (523,737)        3,951,746          (447,045)
                                                         ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS ....................       (4,551,357)       (2,698,036)       (9,007,489)      (12,142,271)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations ................               --                --                --                --
  (Loss) gain on disposal of discontinued operations           (5,609)           64,675          (189,261)       (2,303,129)
                                                         ------------      ------------      ------------      ------------
  (Loss) gain from discontinued operations .........           (5,609)           64,675          (189,261)       (2,303,129)
                                                         ------------      ------------      ------------      ------------

NET LOSS ...........................................       (4,556,966)       (2,633,361)       (9,196,750)      (14,445,400)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments .........          (23,035)           67,677           (13,083)           85,702
                                                         ------------      ------------      ------------      ------------

COMPREHENSIVE LOSS .................................     $ (4,580,001)     $ (2,565,684)     $ (9,209,833)     $(14,359,698)
                                                         ============      ============      ============      ============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations ............................     $      (0.14)     $      (0.08)     $      (0.26)     $      (0.35)
  Discontinued operations ..........................               --              0.01      $      (0.01)            (0.06)
                                                         ------------      ------------      ------------      ------------
  Total loss per share .............................     $      (0.14)     $      (0.07)     $      (0.27)     $      (0.41)
                                                         ============      ============      ============      ============

  Weighted average number of common shares
     Basic and diluted .............................       33,369,913        33,475,651        33,369,913        35,555,431
                                                         ============      ============      ============      ============

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,


                                                                                      2002            2001
                                                                                ---------------------------------
                                                                                   (Unaudited)      (Unaudited)
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ...............................................................     $ (9,196,750)     $(14,445,400)
    Deduct loss from discontinued operations ...............................         (189,261)       (2,303,129)
                                                                                 ------------      ------------
    Loss from continuing operations ........................................       (9,007,489)      (12,142,271)
    Adjustments to reconcile net loss from continuing operations to net cash used in continuing operations:
      Depreciation and amortization ........................................          620,686         3,120,766
      (Gain) Loss on disposal of assets ....................................         (349,395)          129,104
      Non-cash loan repayment ..............................................         (500,000)
      Equity in loss of unconsolidated subsidiary ..........................        2,129,300                --
      Loss on equity investment ............................................          944,800
      Non-cash interest expense ............................................        1,118,333                --
    Changes in operating assets and liabilities:
      Receivables ..........................................................          734,950         2,135,324
      Other current assets .................................................          228,542                --
      Other assets .........................................................          485,447           779,814
      Accounts payable and accrued liabilities .............................           49,390        (1,016,965)
      Accrued compensation .................................................         (809,874)               --
      Other current liabilities ............................................         (629,734)               --
      Other liabilities ....................................................               --          (244,558)
                                                                                 ------------      ------------
    Net cash used in continuing operations .................................       (4,985,044)       (7,238,786)
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment ....................................          (27,000)         (494,392)
    Purchase of software licenses ..........................................               --          (293,331)
    Proceeds from disposal of assets .......................................          415,256            11,960
                                                                                 ------------      ------------
      Net cash used in investing activities ................................          388,256          (775,763)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of preferred stock ..........................          806,572         5,588,860
    Proceeds from stockholders' notes ......................................        2,720,000         4,000,000
    Payments on capital leases .............................................               --          (249,437)
                                                                                 ------------      ------------
      Net cash provided by (used in) financing activities ..................        3,526,572         9,339,423
                                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................       (1,070,216)        1,324,874

NET CASH USED IN DISCONTINUED OPERATIONS ...................................         (513,675)       (2,361,357)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD .........................        1,624,017         2,919,548

                                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD ...............................     $     40,126      $  1,883,065
                                                                                 ============      ============

Supplemental disclosure of cash flow information:
    Cash payments for interest - continuing operations .....................     $      7,348      $    116,582

Non-cash financing activities:
    Conversion of stockholders' promissory notes to Series E preferred stock                          4,000,000
    Investment in unconsolidated subsidiary ................................        4,290,705
    Beneficial conversion feature of loan payable ..........................        1,650,000

See notes to consolidated financial statements

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

         On December 28, 2001, OptiMark formed a then majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and at that time OptiMark held a 67% voting interest and the remaining interest was held by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors' Fund LP (collectively, "SOFTBANK"). Innovations has authorized capital stock of 7,000 shares of common stock, par value $.01 per share (the "Innovations Common Stock"), and 3,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). Innovations has designated 2,000 shares of Innovations Preferred Stock, as "Non-Qualified Preferred Stock," which has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Non-Qualified Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Non-Qualified Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017. Innovations designated 1,000 shares of Innovations Preferred Stock as "Series B Preferred Stock," which has a cumulative preferred dividend at an annual rate of $519.21 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Series B Preferred Stock is equal to $10,389.61 per share plus the aggregate amount of accrued and unpaid dividends or distributions. On December 31, 2001, OptiMark received 200 shares of Innovations Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Non-Qualified Preferred Stock in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Non-Qualified Preferred Stock was the result of the evaluation by the Board of Directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding an approximate $10,000,000 investment for a one-third interest in Innovations. SOFTBANK received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for $250,000 cash. Simultaneously, SOFTBANK's remaining obligation to purchase shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock") from Holdings pursuant to that certain Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001 (as amended on August 16, 2001 and November 16, 2001), by and among Holdings and SOFTBANK was reduced by $250,000. Upon its formation and initial capitalization, Innovations' aggregate assets consisted of the Assets and $750,000 in cash. The principal business of Innovations is to hold a controlling interest in Vie Financial Group, Inc. ("Vie", formerly known as The Ashton Technology Group, Inc.) for the benefit of the shareholders of Holdings and Innovations.

         OptiMark also had an approximately 15% voting interest in Japan OptiMark Systems, Inc. ("JOS"), a Japanese corporation. The investment in JOS previously accounted for on the equity method does not have any carrying value in financial statements of the Company as of September 30, 2002. JOS has realized continuing losses since its inception in 1998. Since the Company has not provided any guarantees and is not committed to provide any future funding to JOS it has not recorded its equity share of JOS' losses, as the investment cannot have a carrying value below $0. On May 31, 2002, the shareholders of JOS elected to dissolve the company.

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

2. PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Presentation - The accompanying unaudited, condensed, consolidated financial statements include the accounts of the Company. In the opinion of management, all adjustments have been made which are of a normal recurring nature, so as to fairly state the results for the interim periods. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for a full year. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements as of December 31, 2001 included in the Company's amended and restated Annual Report on Form 10-K/A, as filed with the SEC on July 22, 2002.

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

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted the new accounting standard for 2002 and determined it had no impact on its financial statements for the first, second and third quarters.

3. DISCONTINUED OPERATIONS

         Changes in Liabilities of Discontinued Operations from December 31, 2001 to September 30, 2002 is as follows:


                                                                               Additional
                                  Balance at          Paid or Charged         Accruals and         Balance at
                              December 31, 2001      Against  Liability    Other Adjustments   September 30, 2002
                              -----------------      ------------------    -----------------   ------------------


Liabilities of
Discontinued Operations         (13,816,260)              513,675              (189,261)          (13,491,846)


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

         As of the Closing Date, Innovations owns approximately 80% of the diluted outstanding shares of the Vie Common Stock calculated as of May 3, 2002. Diluted shares include the outstanding shares of the Vie Common Stock and (i) shares of any series of capital stock of Vie or its subsidiaries that vote together with the Vie Common Stock, (ii) any outstanding options issued to employees and third parties, and (iii) shares of the Vie Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 7% of Vie's fully-diluted shares of the Vie Common Stock, calculated as of May 3, 2002.

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

         On October 9, 2002, Vie hired a full time Chief Executive Officer. The bonus amounts due to an officer of the Company (see Note 5) were paid in full by December 16, 2002.

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

History of Losses

         OptiMark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of September 30, 2002 the Company's accumulated deficit was approximately $372,104,000.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue. Total revenue for the three months ended September 30, 2002 was $0 as compared to approximately $2,564,000 for the three months ended September 30, 2001. Of these amounts, $0 in 2002 and approximately $416,000 in 2001 was derived from services provided to our affiliate, Japan OptiMark
Systems, Inc. ("JOS"). The balance in 2001 was derived from services to the Nasdaq Stock Market, Inc. ("Nasdaq") and the recognition of revenue previously deferred. The reduction in services to JOS resulted from the suspension of the JOS trading system which operated on the Osaka Securities Exchange, per OptiMark's amended agreement with JOS dated May 23, 2001. Billings for enhancement and maintenance ceased as of August 31, 2001. The development contract with Nasdaq and the related billings terminated on December 31, 2001.

         Operating Expense. Operating expenses for the three months ended September 30, 2002 totaled approximately $1,377,000 as compared to approximately $5,785,000 for the three months ended September 30, 2001. The following is a discussion of the decrease as it relates to each of the components:

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the three months ended September 30, 2002 totaled $0 as compared to approximately $1,348,000 for the three months ended September 30, 2001. The decrease of $1,348,000 is due to the absence of revenue generating projects in 2002.

         Sales and Marketing. Sales and marketing expense for the three months ended September 30, 2002 totaled approximately $(1,000) as compared to approximately $308,000 for the three months ended September 30, 2001. The decrease of $309,000 was primarily due to a decrease in personnel related expenses, communication expense, travel and entertainment expense and public relations expenses in connection with the decrease in resources utilized in promoting the company's products and headcount reductions within the marketing department. The credit balance for the quarter was due to a credit memo issued on an invoice settled for a lesser amount than the original.

         Research and Development. Research and development expense totaled approximately $109,000 for the three months ended September 30, 2002 compared to approximately $1,254,000 for the three months ended September 30, 2001. The decrease of $1,145,000 is primarily due to reductions in expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications and the reimbursement of development expenses by a formerly majority-owned subsidiary. The decrease consists primarily of decreases in personnel related expenses and communications expense.

         General and Administrative Expense. General and administrative expense totaled approximately $1,058,000 for the three months ended September 30, 2002 as compared to approximately $1,844,000 for the three months ended September 30, 2001. The decrease of $786,000 is primarily due to a decrease in the cost of OptiMark's bonus program and decreases in personnel related expenses, professional fees, communication expense and other general office expenses. The cost of the bonus program was $0 for the three months ended September 30, 2002 and approximately $411,000 for the three months ended September 30, 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $211,000 for the three months ended September 30, 2002 as compared to approximately $1,001,000 for the three months ended September 30, 2001. The decrease of $790,000 is primarily due to the write off of assets deemed permanently impaired during the latter part of 2001 and the first quarter of 2002.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on loans and capital leases, gain realized by the recovery of an investment previously written off, gain on the disposal of assets, loss on equity investment and equity in the loss of an investee. Other expense, net, was approximately $3,174,000 for the three months ended September 30, 2002 as compared to other income, net of approximately $524,000 for the three months ended September 30, 2001. The decrease of $3,698,000 is primarily due to the equity in the loss of an investee, OptiMark Innovations, Inc., an increase in interest expense generated by shareholder loans, the financing of insurance policies and the beneficial conversion feature of the loan with certain of its shareholders, loss realized on the partial disposal of an equity investment, gain realized on the disposal of assets, a decrease in interest income and the gain on the recovery on an investment realized in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenue. Total revenue for the nine months ended September 30, 2002 was approximately $515,000 as compared to approximately $9,238,000 for the nine months ended September 30, 2001. Of these amounts, $0 in 2002 and approximately $2,818,000 in 2001 was derived from services provided to our affiliate, JOS. The balance in 2002 was derived from the recognition of revenue previously deferred. The balance in 2001 was derived from services to Nasdaq and the recognition of revenue previously deferred. The reduction in services to JOS resulted from the suspension of the JOS trading system which operated on the Osaka Securities Exchange, per OptiMark's amended agreement with JOS dated May 23, 2001. Billings for enhancement and maintenance ceased as of August 31, 2001. The development contract with Nasdaq and the related billings terminated on December 31, 2001.

         Operating Expense. Operating expenses for the nine months ended September 30, 2002 totaled approximately $5,571,000 as compared to approximately $21,827,000 for the nine months ended September 30, 2001. The following is a discussion of the decrease as it relates to each of the components:

         Cost of Sales. Cost of sales includes all direct costs and expenses incurred in order to develop and implement our products. Cost of sales for the nine months ended September 30, 2002 totaled $0 as compared to approximately $5,350,000 for the nine months ended September 30, 2001. The decrease of $5,350,000 is due to the absence of revenue generating projects in 2002.

         Sales and Marketing. Sales and marketing expense for the nine months ended September 30, 2002 totaled approximately $395,000 as compared to approximately $1,133,000 for the nine months ended September 30, 2001. The decrease of $738,000 was primarily due to a decrease in personnel related expenses, communication expense, travel and entertainment expense and public relations expenses in connection with the decrease in resources utilized in promoting the company's products and headcount reductions within the marketing department.

         Research and Development. Research and development expense totaled approximately $1,815,000 for the nine months ended September 30, 2002 compared to approximately $4,600,000 for the nine months ended September 30, 2001. The decrease of $2,785,000 is primarily due to reductions in expenditures to customize and develop OptiMark's proprietary matching technology for use in future applications and the reimbursement of development expenses by a formerly majority-owned subsidiary. The decrease consists primarily of decreases in personnel related expenses and communications expense.

         General and Administrative Expense. General and administrative expense totaled approximately $2,740,000 for the nine months ended September 30, 2002 as compared to approximately $7,321,000 for the nine months ended September 30, 2001. The decrease of $4,581,000 is primarily due to a decrease in the cost of OptiMark's bonus program and decreases in personnel related expenses, corporate insurance expense, professional fees and other general office expenses. The cost of the bonus program was $0 for the nine months ended September 30, 2002 and approximately $1,430,000 for the nine months ended September 30, 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $621,000 for the nine months ended September 30, 2002 as compared to approximately $3,121,000 for the nine months ended September 30, 2001. The decrease of $2,500,000 is primarily due to the write off of assets deemed permanently impaired during the latter part of 2001 and the first quarter of 2002.

         Restructuring Expense. OptiMark recorded a restructuring charge of approximately $304,000 for the nine months ended September 30, 2001 related to a workforce reduction of thirty-nine employees. Included in this charge is approximately $287,000 representing severance costs and approximately $17,000 representing other employee related costs.

         Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on loans and capital leases, gain realized by the recovery of an investment previously written off, gain on the disposal of assets, loss on equity investment and equity in the loss of an investee. Other expense, net, was approximately $3,952,000 for the nine months ended September 30, 2002 as compared to other income, net, of approximately $447,000 for the nine months ended September 30, 2001. The decrease of $4,399,000 is primarily due to the equity in the loss of an investee, OptiMark Innovations, Inc., an increase in interest expense generated by shareholder loans, the financing of insurance policies and the beneficial conversion feature of the loan with certain of its shareholders, loss realized on the partial disposal of an equity investment, gain realized on the disposal of assets and a decrease in interest income and the gain on the recovery on an investment realized in 2001.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, OptiMark's principal sources of liquidity consisted of approximately $40,000 of cash and cash equivalents as compared to approximately $1,624,000 of cash and cash equivalents as of December 31, 2001.

         Net cash used in continuing operating activities was approximately $4,985,000 and $7,239,000 for the nine months ended September 30, 2002 and 2001, respectively. The change in net operating cash flows were attributable to net losses for the nine months ended September 30, 2002 and 2001, offset by non-cash charges including depreciation and amortization, gain on disposal of assets, non-cash loan repayment, equity in loss of unconsolidated subsidiary, loss on equity investment and non-cash interest expense. The fluctuation between periods was also affected by net changes in working capital.

         Net cash provided by investing activities for the nine months ended September 30, 2002 was approximately $388,000 and net cash used in investing activities for the nine months ended September 30, 2001 was approximately $776,000. The cash provided by investing activities in 2002 primarily consisted of the proceeds received from the sale of assets, chiefly computer equipment. The uses of cash in 2001 for investing activities primarily consisted of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which OptiMark had previously leased equipment and the purchase of software licenses.

         Net cash provided from financing activities was approximately $3,527,000 and $9,339,000 for the nine months ended September 30, 2002 and 2001, respectively. In 2002, cash was provided from the sale of Series E Preferred Stock and shareholder loans. In 2001, cash was provided from the sale of Series E Preferred Stock and shareholder loans reduced by principal payments on capital leases. On September 29, 2001, the obligation to repay the shareholder loans was cancelled in exchange for shares of the Series E Preferred Stock.

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

         On September 17, 2002, the loan the Company executed with certain of its shareholders on March 21, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer eight shares of Innovations' common stock and forty-eight shares of Innovations' Non-Qualified Preferred Stock. The Company recorded a loss of approximately $945,000 on the exchange, which is included in loss on equity investment on the accompanying statement of operations and other comprehensive loss.

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

         The results indicated for continuing operations in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 are not necessarily indicative of the spending rates for the continuing operations. The results from operations in future periods may differ materially as we continue to focus our resources on the new business model.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's only exposure to market risk at September 30, 2002 is related to interest rates.

         Interest Rate Risk. As of September 30, 2002 OptiMark had cash and cash equivalents of approximately $40,000 that consisted of cash and highly liquid overnight investments. These investments may be subject to interest rate risk. However, because of the low level of cash balances, any such risk would not be material.

         Foreign Currency Exchange Rate Risk. As of September 30, 2002, the Company is not subject to foreign currency exchange rate risk.

         Equity Price Risk. As of September 30, 2002, the Company is not subject to equity price risk.

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

                                           OPTIMARK HOLDINGS, INC.

December 30, 2002

                                           By: /s/  Robert J. Warshaw
                                              -----------------------
                                               Name:  Robert J. Warshaw
                                               Title: Chief Executive Officer

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

               3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                    (b)  evaluated  the   effectiveness   of  the   registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

               5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002


                                         /s/ Robert J. Warshaw
                                         -------------------------------------
                                         Robert J. Warshaw
                                         President and Chief Executive Officer
                                         (Principal executive officer and
                                          principal financial officer)