Form 10-K
period 2002-12-31
OPTIMARK HOLDINGS INC
filed 2003-05-09
CIK 1062023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

/x/	Annual report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

/ /	Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to _____________


Commission File Number 000-30527


OPTIMARK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE                                       		22-3730995
(State or Other Jurisdiction of                 	(I.R.S.-Employer
Incorporation or Organization) 				Identification No.)

1114 Avenue of the Americas, 22nd Floor,
New York, NY							10036
(Address of Principal Executive Offices)			(Zip Code)

(212) 575-9314
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /  /  No / X /

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

As of March 31, 2003, there were 33,369,913 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference

None.


OPTIMARK HOLDINGS, INC.
FORM 10-K
DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of
	Security Holders

PART II

Item 5.	Market for Registrant's Common Equity and
	Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations

Item 7A.	Quantitative and Qualitative Disclosure
		About Market Risk

Item 8.	Financial Statements

Item 9.	Changes in and Disagreements with
	Accountants on Accounting and Financial
	Disclosure

PART III

Item 10.	Directors and Executive Officers of the
		Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial
		Owners and Management

Item 13.	Certain Relationships and Related
		Transactions

Item 14.	Controls and Procedures

PART IV

Item 15.	Exhibits, Financial Statement Schedules and
		Reports on Form 8-K

Signatures


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

	Holdings has two wholly-owned subsidiaries: (1) OptiMark, Inc. ("OptiMark") and (2) OptiMark US Equities, Inc. ("Equities"). On December 28, 2001, OptiMark formed a majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and OptiMark currently holds 33% of the voting interests in Innovations as more fully described below.

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

	As a result of the suspension of the Exchange Solutions Services Business and the discontinuation of the US Equities Business, the future value of Holdings' common stock will depend principally on the value of the investment that Innovations made in Vie Financial Group, Inc. ("Vie," formerly known as The Ashton Technology Group, Inc.) on May 7, 2002 and on other transactions that the Company may consummate.

	OptiMark continues to attempt to solicit interest from or opportunities with third parties concerning possible additional investments or strategic alliances. However, no binding or definitive arrangements have been reached with any third parties and there can be no assurances that any such transactions will be consummated.

	In the event that the Company cannot obtain additional financing or capital contributions by the end of May 2003, Holdings would not have access to sufficient financial capital to permit continued business operations. Accordingly, Holdings would face the imminent and likely potential for bankruptcy or liquidation. If Holdings is forced to declare bankruptcy or pursue liquidation, the value of Holdings' assets may not be sufficient to pay its creditors in full and, accordingly, Holdings' common and preferred stock would have no value.

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

	Through the subscription for Innovations Common Stock and Series B Preferred Stock by Draper, Innovations obtained the cash financing necessary to (a) pay the approximately $7.3 million portion of the purchase price for Vie's common stock and
(b) provide the principal amount of approximately $2.7 million for the senior loan to Vie evidenced by Vie's secured convertible note.

Put and Call Rights of SOFTBANK and Holdings

	Pursuant to the terms of the Innovations Rights Agreement, SOFTBANK and Holdings agreed to certain put and call rights applicable to the SOFTBANK Shares as follows:

	First Call Right of Holdings on SOFTBANK Shares

	The Independent Committee (the "Independent Committee") of Holdings' Board of Directors has the right commencing October
1, 2002 and exercisable until September 30, 2003, to recommend to the Board of Directors that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

	Liquidity Event Discretionary Call of Holdings on SOFTBANK Shares

	Upon the occurrence of a Liquidity Event (defined below) on or before September 30, 2003, the SOFTBANK Shares will be purchased by Holdings for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings. A "Liquidity Event" means any of the following: (i) Innovations' sale, conveyance or other disposition of all or substantially all of its assets; (ii) the acquisition of Innovations by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of Innovations for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of Innovations immediately prior to the consummation of such transaction hold at least 50% of the voting power of the surviving corporation as a result of such transaction; (iii) the consummation by Innovations of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of Innovations immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of Innovations immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions); or (iv) any initial underwritten public offering of Innovations Common Stock. Notwithstanding the foregoing, Holdings will not exercise this call option in the event that the Independent Committee recommends that Holdings not purchase the SOFTBANK Shares.

	Mandatory Call of Holdings on SOFTBANK Shares

	In the event that: (i) the call rights of Holdings described above have not been exercised on or before September 30, 2003, (ii) the Independent Committee no longer exists and
(iii) no independent directors serve on the Holdings Board of Directors and, after reasonable good faith efforts by the remaining members of the Holdings Board of Directors, no independent persons qualified to serve on the Holdings Board of Directors have been found or, if found, are not willing to serve on the Holdings Board of Directors, then the Holdings Board of Directors will engage an independent investment banking, accounting or third party valuation firm to evaluate whether or not it is in the best interests of Holdings that it purchase the SOFTBANK Shares. If such third party determines it is in the best interests of Holdings to purchase the SOFTBANK Shares, Holdings will be obligated to purchase such shares on or before December 31, 2003 for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings.

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

Business of Innovations

	The principal business of Innovations is to hold Vie's common stock for the benefit of the shareholders of Holdings and Innovations. Holdings believes that the future value of its stock will depend principally on the value of Ashton's common stock held by Innovations and its ability to consummate financing and strategic transactions with other parties.

	On February 4, 2002, Vie and Innovations entered into a securities purchase agreement (as amended on March 6, 2002 and May 3, 2002, the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, Innovations agreed to purchase up to 633,433,600 shares of Vie common stock, par value $.01 per share (the "Vie Common Stock"), in exchange for $7,272,727 in cash and intellectual property and other non-cash assets of Innovations valued by Vie and Innovations for the purposes of the Securities Purchase Agreement at $20 million. The value ascribed to the intellectual property and other non-cash assets by OptiMark Innovations was based in part on preliminary discussions with a potential investor in Innovations. Vie did not obtain an appraisal or other third party valuation of the fair market value of the intellectual property and other non-cash assets. There can be no assurance that the fair market value of the inellectual property and other non-cash assets is equal to the value ascribed to these assets by Innovations in the Securities Purchase Agreement.

	On May 7, 2002 (the "Closing Date"), Innovations and Vie closed the transactions contemplated by the Securities Purchase
Agreement.

	In addition, pursuant to the terms of the Securities Purchase Agreement, Innovations loaned approximately $2.7 million in cash to Vie in exchange for a senior secured convertible note (the "Note"). The Note will mature in five years, and may, at the option of Innovations, be convertible into shares of Vie Common Stock at a rate of $.0515838 per share (subject to customary anti-dilution adjustments after the closing) and will accrue interest at a rate of 7.5% per annum. Currently, The Note is convertible into 52,870,757 shares of Vie Common Stock. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Vie's assets, including, without limitation, the pledge of the equity interests of Vie and Universal Trading Technologies Corporation, a Delaware corporation and majority-owned subsidiary of Vie ("UTTC"), in each of Vie Securities, LLC (formerly known as ATG Trading LLC), wholly-owned subsidiary of Vie, Electronic Market Center, Inc., a majority-owned subsidiary of Vie, Ashton Technology Canada, Inc., a majority-owned subsidiary of Vie, Vie Institutional Services, Inc. (formerly known as Croix Securities, Inc.), a wholly-owned subsidiary of UTTC, REB Securities Inc., a wholly-owned subsidiary of UTTC; and NextExchange, Inc., a wholly-owned subsidiary of UTTC.

	As of the Closing Date, Innovations owned approximately 80% of the fully-diluted outstanding shares of Vie Common Stock calculated as of May 3, 2002. Fully-diluted shares include the outstanding shares of Vie Common Stock and (i) shares of any series of capital stock of Vie or its subsidiaries that vote together with the Vie Common Stock, (ii) any outstanding options issued to employees and third parties and (iii) shares of the Vie Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 7% of the fully-diluted shares of the Vie Common Stock, calculated as of May 3, 2002.

	The intellectual property and non-cash assets transferred to Vie by Innovations as partial consideration to purchase the Vie Common Stock are:

-	U.S. provisional patent application (No.
60/323,940 entitled "Volume Weighted Average
Price System and Method" filed on September 21,
2001) that relates to VWAP trading. The provisional patent application relates to processing orders for trading equity securities at the VWAP and guaranteeing the price and quantity of trades to users who submit orders.
The patent application will not provide any exclusive rights to Ashton until such time as it issues into a patent. There can be no assurance that the patent application will issue into a patent.

-	Trade secrets and know how relating to VWAP
trading.

-	An assignment to Vie of a license for technology
for use in a system for VWAP trading (the "VWAP
License").

-	An assignment to Vie of all rights, duties, and
obligations under a bilateral nondisclosure agreement between the licensor of the technology described above and Innovations.

-	Software developed to implement critical
components of the VWAP trading system, including certain tools for testing, de-bugging and building source code.

	The intellectual property and non-cash assets described above, with the exception of the VWAP License, constitute the Assets transferred from OptiMark to Innovations on December 31,
2001.

	While Innovations expects Vie to benefit from the cash and non-cash assets transferred, Innovations cannot predict the extent to which those benefits will occur. Specifically, there can be no assurance that:

-	the performance characteristics of the software
and technology that is the subject of the VWAP
License will scale to the increased level of operations anticipated in the New VWAP Service;

-	the intellectual property can achieve the desired
operational benchmarks; or

-	integration of the existing Vie technologies and
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

	Vie

	Because the future value of Holdings common stock is principally dependent on the value of Innovations' investment in transaction with Vie, a brief description of the current business of Vie is provided.

	The following description of Vie's business has been adapted from the information contained in Vie's Quarterly Report on Form 10-Q, filed with the SEC on February 14, 2003. We conducted limited due diligence with respect to Vie's business. Based solely on that limited review, we have no reason to believe that Vie's description of its business is incorrect in any material respect. The following description is not intended to amend, modify or supplement Vie's disclosure regarding its business contained in its public filings.

	Vie Financial Group, Inc., formerly The Ashton Technology Group, Inc., was formed as a Delaware corporation in 1994. Vie Financial Group and its subsidiaries provide electronic trading services to institutional investors and broker-dealers. Through its automated trading platform Vie removes human elements of the trading and order execution process, eliminating information leakage. Vie's objective is to provide clients with high-performance electronic trading that is fast, efficient and nearly invisible to the market.

	Vie conducts its business primarily through the following operating subsidiaries:

-	Vie Securities, LLC (formerly ATG Trading, LLC)

-	Vie Institutional Services, Inc. (formerly Croix
Securities, Inc.)

	Vie Institutional Services was formed in February 1999 as a broker-dealer registered with the Philadelphia Stock Exchange and the National Association of Securities Dealers (NASD). Vie Institutional Services provides liquidity for block trades to its buy-side institutional clients through its volume-weighted average price (VWAP) trading products, direct access service, and market-on-close products. Vie anonymously matches customers' orders with liquidity from various providers, thereby protecting its client trade information. Since May 2002, Vie launched four new trading products including Limit VWAP, Point-to-Point VWAP, Market on Close and Best Efforts VWAP. Vie operates Vie Institutional Services as an agency broker that matches buy-side institutional orders with other buy-side or liquidity provider orders. Vie collects commissions from its customers and pay fees to its liquidity providers on a per share basis.

	Vie Securities was formed in July 2000 as a broker-dealer engaged in proprietary trading. On September 19, 2002, Vie Securities received approval to operate as a member of the NASD. Through Vie Securities, Vie is implementing its proprietary trading algorithm that allows Vie to minimize its cost of providing guaranteed liquidity at the VWAP to its broker-dealer customers, including Vie Institutional Services, and specialized trading firms.

OPTIMARK

	On or about January 30, 2002, OptiMark effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business. As of that date, OptiMark became a company whose primary purpose is to hold the securities of Innovations and to consummate financing and strategic transactions with other parties.

	Prior to and since January 30, 2002, OptiMark has engaged in discussions with a number of potential investors and strategic partners concerning possible investments and/or alliances relative to the Exchange Solutions Services Business. To date, none of these discussions has resulted in any such investment or alliance. OptiMark continues to engage in discussions with third parties in an effort to secure funding for the Exchange Solutions Services Business; however, there can be no assurances that any such transactions will be consummated. OptiMark's VWAP assets utilized in the Vie transaction were part of a general effort to determine ways to utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has suspended development of additional trading venues. At such time that either a third party provides funding or OptiMark can realize a gain in the value of its holdings in Innovations, OptiMark will determine whether to further develop these additional platforms. However, there are no assurances that these transactions will be consummated or that any further development will occur.

Clients of OptiMark

	As of December 31, 2001, OptiMark had definitive agreements with two clients -- Asset International, Inc. ("Asset International") and The Nasdaq Stock Market, Inc. ("Nasdaq").
Under an agreement dated November 3, 2000 with Asset
International, OptiMark has not received any revenues. For approximately the past twelve months, OptiMark has not performed, nor has Asset International requested that any services be performed under the agreement. The Nasdaq contract, as amended on April 27, 2001, expired on December 31, 2001. The agreement with Asset International was terminated on May 24, 2002. OptiMark does not anticipate receiving any additional revenues from either Asset International or Nasdaq.

Competition

	Vie, Innovations, OptiMark and Holdings executed a non-competition agreement as of May 2, 2002. The parties currently do not compete. The Agreement precludes Innovations, OptiMark, Holdings or any entity that they control from competing on a worldwide basis with Vie in offering VWAP trading systems or related services in U.S. and Canadian securities. The agreement has a five-year term from the date of its execution.

	As holding companies, Holdings, OptiMark and Innovations face no clearly defined competition, however, the value of Innovations' investment in Vie is, in part, contingent upon Vie's competing effectively in its industry and marketplace.

	The following description relating to the competitive aspects of Vie's business has been adapted from the information contained in Vie's Quarterly Report on Form 10-Q, filed with the SEC on February 14, 2003. We have conducted limited due diligence with respect to Vie's business. Based solely on that limited review, we have no reason to believe that Vie's description of the competitive aspects of its business is incorrect in any material respect. The following description is not intended to amend, modify or supplement Vie's disclosure regarding competition contained in its public filings.

	The SEC's regulations governing alternative trading systems have lowered the barriers to entering the securities trading markets. Vie faces competition from traditional securities exchanges, which could establish similar trading systems in an attempt to increase or retain their respective trade volumes. Vie also faces competition from other alternative trading systems and leading brokerage firms offering similar trade execution services. In particular, Vie's guaranteed liquidity program competes with services provided by traditional broker-dealers, proprietary trading firms such as Susquehanna, Timberhill/Interactive Brokers, and alternative trading systems established by companies such as Investment Technology Group, Instinet and Bloomberg.

	Many of Vie's competitors have substantially greater financial, research, development, sales, marketing and other resources than Vie has and many of their products have established operating histories. While Vie believes that its products and services offer certain competitive advantages, its ability to maintain these advantages will require continued investment in product development, additional marketing, and customer support activities. Vie may not have sufficient resources to continue to make these investments, while its competitors may continue to devote significantly more resources to their services. Also, Vie cannot be sure that its products will result in a competitive advantage to our customers.

Intellectual property and proprietary rights

	As of December 31, 2001, the Company owned or controlled six issued United States patents and nine pending United
States patent applications. One of the pending United States patent applications was transferred to Vie as part of the
consideration for the purchase of the Vie Common Stock.   As
of that date, the Company also owned or controlled seven pending international patent applications. The Company plans to file one additional patent application domestically and may file related patent applications internationally. The Company has discontinued prosecution of patent applications and maintenance of patents that were deemed to be strategically unimportant, either because of geography or subject matter.

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

Employees

	As of December 31, 2002, the Company had five full-time and one part time employee, all of whom were engaged in executive, finance, administration and personnel functions.

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

Discontinued operations

	Until September 19, 2000, Holdings operated in two segments, the Exchange Solutions Services Business and the US Equities Business. The first segment, the Exchange Solutions Services Business, was formerly referred to as the Electronic Markets Business. On or about January 30, 2002, OptiMark effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business, which developed software and provided design, development and maintenance services for building and operating electronic markets and exchanges. The second segment, the US Equities Business, was operated by Equities. Holdings discontinued the operations of the US Equities Business on September 19, 2000.
As of that date all criteria for the measurement date per APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," had been met. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2003 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. Disposition includes negotiated payments to be made after December 31, 2003.

ITEM 2.	PROPERTIES

	The Company's headquarters are located in Jersey City, New Jersey. We sublease approximately 32,000 square feet under a sublease that expires in February 2014 and approximately 3,300 square feet with a remaining term to September 30, 2008. The foregoing space consists of standard commercial office premises in a metropolitan area. We believe that our present facilities exceed our current needs and are attempting to reduce our office space commitments.

ITEM 3.	LEGAL PROCEEDINGS

	Holdings and/or its subsidiaries are subject to the following legal proceedings which the Company believes arise out of the discontinuation of the business of Optimark Equities in September 2000:

	1.	Finova Capital Corporation (Plaintiff) v.
OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark
Holdings, Inc. (Defendants), Superior Court of New Jersey -
Hudson County. Plaintiff filed this action on June 15,
2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US
Equities, Inc.) agreed to lease certain equipment.
Plaintiff contends that OptiMark Technologies, Inc.
breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease.
Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark
Technologies, Inc. to OptiMark, Inc. and/or OptiMark
Holdings, Inc. and damages in unspecified amounts exceeding
$6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. Pursuant to motions filed by the Plaintiff, Innovations and Vie were added as defendants in the case. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case.

	On March 19, 2003, subject to execution of definitive documentation, we reached a settlement with Finova. The terms of this settlement provide that we will pay Finova the combined sum of $1,000,000 in the following manner: a) $200,000 within thirty (30) days of the execution of the written settlement agreement; b) $400,000 in January 2004; and c) $400,000 in June 2004. We will provide Finova with a consent judgment for the outstanding balance due on the lease agreements in dispute - to be used only in the event of a default under the terms of the settlement agreement.
The exact amount of the consent judgment shall be agreed to by the parties based upon the amount due and owing under the subject leases. In consideration of the foregoing, Finova, upon receipt of the first payment of $200,000, will provide all defendants to the litigation (namely, Optimark U.S. Equities, Inc., Optimark, Inc., Optimark Holdings,
Inc., Optimark Innovations, Inc. (plead as OTSH, Inc.) and Vie Financial Group (plead as Ashton Technology Group,
Inc.)) a release for all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Finova against all defendants in the pending litigation. Additionally, Finova also shall cause a Stipulation of Dismissal, with prejudice, to be filed in the pending action.

	2.	Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc.
(now known as OptiMark US Equities, Inc.) (Defendant) and
Avnet, Inc. State of Connecticut Superior Court, Judicial
District of Fairfield at Bridgeport.  Plaintiff filed a
Complaint on December 18, 2000. The action seeks possession
of  leased  equipment,  proceeds  from  the sale  of
leased  equipment,  a  deficiency judgment in an
unspecified amount, and fees and costs and interest. Since
the complaint was filed, most, if not all, of the equipment
was returned consensually to Plaintiff.    Based on the
complaint filed in a related action in New Jersey
(described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New
Jersey Law Division Hudson County (filed on January  23,
2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss
Comdisco's Complaint filed in the Superior Court of New
Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In
June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease
Agreement for computer equipment leased from Comdisco.
Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments.
Defendant has responded to the complaint and cross-claim by denying its material allegations and asserting special defenses. In December of 2002, Avnet, Inc. amended its cross claim to include a claim for subrogation relating to a payment made on OptiMark's behalf on a guaranty to Finova and now also seeks to collect additional sums against Defendant in an unspecified amount. Defendant intends to defend this action vigorously. In the event a settlement is not reached, the case is scheduled for a jury trial commencing the week of of June 25, 2003. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

	3.	The Company entered into a ten (10) year lease (the
"Lease") with Montgomery Associates, L.P. ("Montgomery") on June 26, 1998, with respect to a data center at 30 Montgomery Street, Jersey City, New Jersey (the "Premises"). In December 2002, the Company defaulted on the Lease when it failed to pay its monthly rent. Montgomery commenced an action against the Company in the Superior Court of New Jersey to collect the outstanding rent due under the Lease.

	On January 6, 2003, the Company and Montgomery entered into a Stipulation of Settlement to resolve this litigation. Pursuant to the terms of the Stipulation of Settlement, the Company agreed to cure its default under the Lease by paying Montgomery the sum of $15,000.00 by January 10, 2003 and the sum of $5,549.68 by
January 31, 2003 (collectively, the "Back Rent"). The Company also agreed to continue to make future rental payments to Montgomery as they became due. The Stipulation of Settlement further provided that in the event the Company failed to timely remit the Back Rent, Montgomery could declare the Stipulation of Settlement void and immediately obtain an entry of Judgment for Possession and a Warrant for Removal.

	The Company did not pay Montgomery the Back Rent as required by the Stipulation of Settlement. Accordingly, Montgomery obtained a Judgment for Possession and Warrant for Removal for the Premises, which denied the Company assess to the Premises. The Company does not have any present need for this space. There is, however, certain computer equipment located at the Premises. The Company is presently negotiating with Montgomery to recover this Equipment.

	Although it has obtained a Judgment for Possession for the Premises, Montgomery may also seek monetary damages with respect to the Company's alleged breach of the Lease. However, as of the date hereof, Montgomery has not commenced an action against the Company to obtain such monetary damages.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

	There is no established public trading market for the shares of our common stock and we do not currently intend to seek inclusion of the shares of common stock in any established public trading market. As of December 31, 2002, we had 33,369,913 outstanding shares of common stock, including 740,000 shares of non-voting common stock, owned by approximately 860 holders.

	Including shares of common stock issuable on conversion of outstanding shares of the Company's various series of preferred stock, there are 54,442,645 outstanding shares of common stock on an as converted basis that can be sold currently pursuant to Rule 144. As of December 31, 2002, we have

-	issued options to purchase an aggregate of 1,996,600
shares of common stock and 3,470,199 shares of
Series F Preferred Stock to our directors, officers
and current and former employees;
- 	issued warrants to purchase an aggregate of
12,710,900 shares of common stock to investors,
consultants and strategic partners; and
- 	granted registration rights to holders of
approximately 40,113,000 shares of common stock, on an as converted basis.

Equity Compensation Plan Information

The following table provides, as of December 31, 2002, information with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

			Number of securities to be	Weighted-average exercise	 Number of securities
			  issued upon exercise of 	   price of outstanding		remaining available for
			    outstanding options,	  options, warrants and		 future issuance under
			    warrants and rights		          rights		equity compensation plans
											 (excluding securities
											reflected in column (a))
Plan Category		            (a)			           (b)			          (c)
-------------		--------------------------	-------------------------	-------------------------
Equity compensation
plans approved by
security holders:
  Common Stock:...	         1,478,100			    $1.27			 12,672,624

  Series F Preferred
  Stock:..........	         2,138,012			    $ .10			  3,929,801

Equity compensation
plans not approved by
security holders..	                -0-			       -0-			         -0-

Total.............	         3,616,112			      .45			 16,602,425

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

	In monthly closings from June 2001 through January 2002, investors purchased 983,335 shares of the Series E Preferred
Stock for an aggregate amount of approximately $14,750,000.

	The Series E Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of liquidation, sale of assets or merger involving the Company equal to twice its purchase price plus 80% of proceeds above that amount up to $200 million, plus 76.56% of proceeds above $200 million up to and including $304.5 million, plus 56% of amounts in excess of $304.5 million. The Series E Preferred Stock will vote together with the Company's common stock and have 32 votes per share. Calculated based on shares outstanding as of December 31, 2002, the Series E Preferred Stock represents
36.9 % of the votes of the outstanding common stock (and shares entitled to vote with the common stock) and, in the aggregate, if fully subscribed to, could represent up to 37.3% of the votes of the outstanding common stock (and shares entitled to vote with the common stock). Holders of the Series E Preferred are entitled to preemptive and registration rights.

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

	Our selected financial data for and as of the end of each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements, including notes thereto. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	                  				 Years Ended December 31,
				2002		2001		2000		1999		1998
				----		----		----		----		----
Revenue.......................	$    706,118	$ 11,425,722	$ 15,234,063	$  1,620,454	          -

Operating expenses............	   6,832,882	  28,615,352	  53,285,111	  63,811,183	$ 9,924,040

Other expense (income), net...	   6,024,213 	      40,335 	  (1,206,432)	  (3,497,459)	 (2,159,512)

Loss from continuing operations	 (12,150,977)	 (17,229,965)	 (36,844,616)	 (58,693,270)	 (7,764,528)

Loss from continuing operations
per share (basic and diluted).	$      (0.36)	$      (0.49)	$      (1.00)	$      (1.67)	$     (0.25)

Weighted average common shares
outstanding (basic and diluted)	  33,369,913	  35,004,561	  36,603,854	  35,193,208	 31,067,059

Cash and cash equivalents.....	$    135,668	$  1,624,017	$  2,919,548	$ 62,637,410	$63,839,270

Working (deficit) capital.....	 (14,889,532)	 (13,671,141)	  (2,942,555)	  59,127,384	 61,803,570

Property and equipment - net..	      22,692	   1,381,435	   5,845,760	  12,881,116	  6,085,506

Intangible assets - net.......	           -	      59,347	     120,748	  26,733,541	          -

Total assets..................	     605,291	   5,122,962	  13,841,498	 114,511,939	 63,806,571

Redeemable preferred stock....	  14,440,427	  13,633,854	           -	           -	          -

Stockholders' (deficiency)
equity........................	 (29,023,234)	 (25,027,141)	   4,561,688	 106,524,760	 59,318,827

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Discontinued and Suspended Operations

	On September 19, 2000, the Company discontinued its US Equities Business. The Company has discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the consolidated financial statements and prior periods have been reclassified to conform to this presentation. The discussion of results of operations in this section relates only to the Company's Exchange Solutions Services Business, its only business segment in 2002. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2003 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. This disposition includes negotiated payments to be made after December 31, 2003.

	In January 2002, the Company effectively suspended development, sales and marketing efforts related to its Exchange Solutions Services Business. As of that date, OptiMark became a company whose primary purpose is to hold the securities of Innovations and to consummate financing and strategic
transactions with other parties.   OptiMark continues to engage
in discussions with third parties in an effort to secure funding for the Exchange Solutions Services Business; however, there can be no assurances that any such transactions will be consummated. OptiMark's VWAP assets utilized in the Vie transaction were part of a general effort to determine ways to utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has suspended development of additional trading venues. At such time that either a third party provides funding or OptiMark can realize a gain in the value of its holdings in Innovations, OptiMark will determine whether to further develop these additional platforms. However, there are no assurances that these transactions will be consummated or that any further development will occur.

Continuation as a Going Concern

	The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net losses from operations each year since inception. The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. Accordingly, if the Company is unable by the end of May 2003 to raise additional cash either directly or through sale or borrowing against Innovations' holdings of Vie stock, the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common and preferred stock would have no value.

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

History of Losses

	We have experienced losses each quarter since our inception. Because we have discontinued one business segment and suspended operations in our other business segment, losses will continue for the foreseeable future. As of December 31, 2002, our accumulated deficit was approximately $375,247,000.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31,
2001

	Revenue. Total revenue for the year ended December 31, 2002 was approximately $706,000 as compared to approximately $11,426,000 for the year ended December 31, 2001. Of these amounts, approximately $0 and $2,818,000 were derived from development services provided to our affiliate, Japan OptiMark Systems, Inc. ("JOS"), for the years ended December 31, 2002 and 2001, respectively. The balance in 2002 was derived from the recognition of revenue previously deferred and from services rendered to Vie. The balance in 2001 was derived from services to The Nasdaq Stock Market, Inc. ("Nasdaq") and the recognition of revenue previously deferred. The reduction in services to JOS resulted from completion of the development phase and initiation of an enhancement and maintenance phase with a lower level of monthly billing. Billings for enhancement and maintenance ceased as of August 31, 2001. The development contract with Nasdaq and the related billings terminated on December 31, 2001.

	All of the approximately $706,000 in revenue that was earned for the twelve months ended December 31, 2002 was from development services. Of the approximately $11,426,000 in revenue that was earned for the twelve months ended December 31, 2001, $9,287,000 was from development services, $2,139,000 was from maintenance and support fees.

	Operating Expenses. Operating expenses for the twelve months ended December 31, 2002 totaled approximately $6,833,000 as compared to approximately $28,615,000 for the twelve months ended December 31, 2001. The following is a discussion of the decrease as it relates to each of the expense components:

	Cost of Sales. Cost of sales includes expenses incurred in order to develop and implement our products. Cost of sales for the twelve months ended December 31, 2002 totaled $0 as compared to approximately $6,417,000 for the twelve months ended December 31, 2001. The decrease of $6,417,000 is due to the absence of revenue generating projects in 2002.

	Sales and Marketing. Sales and marketing expense for the twelve months ended December 31, 2002 totaled approximately $395,000 as compared to approximately $1,738,000 for the twelve months ended December 31, 2001. The decrease of $1,343,000 is primarily due to a decrease in personnel related expenses, communication expense, travel and entertainment expense and public relations expenses in connection with the decrease in resources utilized in promoting the company's products and headcount reductions within the marketing department.

	Research and Development. Research and development expense totaled approximately $1,861,000 for the twelve months ended December 31, 2002 as compared to approximately $5,842,000 for the twelve months ended December 31, 2001. The decrease of $3,981,000 is primarily due to reduced expenditures to customize and develop OptiMark's proprietary matching technology for use
in future applications.   The decrease consists primarily of
personnel related expenses and communication expense.

	General and Administrative. General and administrative expense totaled approximately $3,213,000 for the twelve months ended December 31, 2002 as compared to approximately $9,122,000 for the twelve months ended December 31, 2001. The decrease of $5,909,000 is primarily due to a decrease in the cost of OptiMark's bonus program and decreases in personnel related expenses, corporate insurance expense, professional fees, recruiting expense, communication expense and other general office expenses, offset by an increase in rent expense. The cost of the bonus program was $0 for the twelve months ended December 31, 2002 and approximately $2,216,000 for the twelve months ended December 31, 2001.

	Depreciation and Amortization. Depreciation and amortization expense totaled approximately $798,000 for the twelve months ended December 31, 2002 as compared to approximately $4,035,000 for the twelve months ended December 31, 2001. The decrease of $3,237,000 is primarily due to the write off of assets deemed permanently impaired during the latter part of 2001 and the first quarter of 2002.

	Impairment of Fixed Assets. The Company recorded charges of approximately $566,000 and $1,147,000 in 2002 and 2001, respectively, representing an impairment of various property and equipment in its continuing operations for items that no longer provided economic value.

	Restructuring Expense. We recorded a restructuring charge of approximately $316,000 for the twelve months ended December
31, 2001, representing severance costs associated with a workforce reduction of forty employees.

	Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on loans and capital leases, loss on equity investment, gain realized by the recovery of an investment previously written off and equity in the loss of an investee. Other expense, net, was approximately $6,024,000 for the twelve months ended December 31, 2002 as compared to other expense, net, of approximately $40,000 for the twelve months ended December 31, 2001. The increase of $5,984,000 is primarily due to the equity in the loss of an investee, OptiMark Innovations, Inc., an increase in interest expense generated by shareholder loans, the financing of insurance policies and the beneficial conversion feature of the loans with certain of the Company's shareholders, loss realized on the partial disposal of an equity investment and a decrease in interest income and the gain on the recovery on an investment realized in 2001.

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

Liquidity and Capital Resources

	As of December 31, 2002, our principal sources of liquidity consisted of approximately $136,000 of cash and cash equivalents as compared to approximately $1,624,000 of cash and cash equivalents as of December 31, 2001.

	Net cash used in continuing operating activities was approximately $5,629,000 and approximately $11,061,000 for the twelve months ended December 31, 2002 and 2001, respectively. The change in net operating cash flows was attributable to net losses in both periods, partially reduced by non-cash charges including depreciation and amortization, non-cash loan repayment, equity in loss of unconsolidated subsidiary, impairment of fixed assets, non-cash interest expense, loss on equity investment and gain/loss on disposal of assets. The fluctuation between periods was also affected by net changes in working capital.

	Net cash provided by investing activities was approximately $454,000 for the twelve months ended December 31, 2002 and net cash used in investing activities was approximately $696,000 for the twelve months ended December 31, 2001. The cash provided by investing activities in 2002 primarily consisted of the proceeds received from the sale of assets, chiefly computer equipment.
The uses of cash in 2001 for investing activities primarily consisted of the purchase of a mainframe computer as part of a settlement of all amounts owed to a company from which OptiMark had previously leased equipment and the purchase of software licenses.

	Net cash provided by financing activities was approximately $4,231,000 and approximately $14,161,000 for the twelve months ended December 31, 2002 and 2001, respectively. In 2002, cash was provided from the sale of Series E Preferred Stock and shareholder loans. In 2001, cash was provided from the sale of Series E Preferred Stock, stockholder loans, the recovery of an investment previously written off and the issuance of a minority interest in a subsidiary of the Company. Uses of cash in 2001 consisted of principal payments on capital leases. On June 29, 2001, the obligation to repay the stockholder loans was cancelled in exchange for shares of Series E Preferred Stock.

	On March 21, 2002, the Company entered into a loan agreement with certain of its shareholders (SOFTBANK). Under the terms of the agreement, the Company borrowed $500,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders had the right to require the Company to repay the principal amount of the loan by causing OptiMark to transfer eight shares of Innovations Common Stock and forty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the loan agreement with accrued interest payable in cash at maturity.

	On April 11, 2002, the Company entered into a second loan agreement with these shareholders. Under this second loan agreement, the Company borrowed $570,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The second loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders had the right to require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and fifty-four shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the second loan agreement with accrued interest payable in cash at maturity. The value of the securities transferred at the time of repayment for the loan exceeded the value of the loan by $570,000, which was recorded as a beneficial conversion feature. This amount was charged as interest expense ratably over the life of the loan.

	On May 31, 2002, the Company entered into a third loan agreement with these shareholders. Under this third loan agreement, the Company borrowed $1,650,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The third loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders had the right to require the Company to repay the principal amount of the loan by causing OptiMark to transfer twenty-eight shares of Innovations Common Stock and one hundred fifty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the third loan agreement with accrued interest payable in cash at maturity. The value of the securities transferred at the time of repayment for the loan exceeded the value of the loan by $1,640,000, which was recorded as a beneficial conversion feature. This amount was charged as interest expense ratably over the life of the loan.

	On September 17, 2002, the loan the Company executed with these shareholders on March 21, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer eight shares of Innovations' common stock and forty-eight shares of Innovations' Non-Qualified Preferred Stock. The Company recorded a loss of approximately $945,000 on the exchange, which is included in loss on equity investment on the accompanying statement of operations and other comprehensive loss.

	On October 8, 2002, the loan the Company executed with these shareholders on April 11, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twelve shares of Innovations' common stock and fifty-four shares of Innovations' Non-Qualified Preferred Stock.

	On November 27, 2002, the loan the Company executed with these shareholders on May 31, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twenty-eight shares of Innovations' common stock and one hundred fifty-eight shares of Innovations' Non-Qualified Preferred Stock.

	The repayment of the loans resulted in additional paid in capital of $1,433,150.

	On November 27, 2002, the Company entered into a fourth loan agreement with these shareholders. Under this fourth loan agreement, the Company borrowed $750,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fourth loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and seventy-two shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the fourth loan agreement with accrued interest payable in cash at maturity. The value of the securities to be given in consideration at the time of repayment for the loan will exceed the value of the loan by $92,000, which was recorded as a beneficial conversion feature. This amount is being charged as interest expense ratably over the life of the loan.

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

	On February 6, 2003, the Company entered into a fifth loan agreement with these shareholders. Under this fifth loan agreement, the Company borrowed $940,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fifth loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer eighty-nine shares of the Non-Qualified Preferred Stock of Innovations and the reduction of the Company's First Call Right by twenty shares subject to adjustment as provided in the fifth loan agreement with accrued interest payable in cash at maturity.

	Pursuant to the Innovations Rights Agreement, Holdings and SOFTBANK have certain call and put rights described below. The Independent Committee of the Board has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

	Upon the occurrence of a Liquidity Event (defined below) on or before September 30, 2003, the SOFTBANK Shares will be purchased by Holdings for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings. A "Liquidity Event" means any of the following: (i) Innovations' sale, conveyance or other disposition of all or substantially all of its assets; (ii) the acquisition of Innovations by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of Innovations for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of Innovations immediately prior to the consummation of such transaction hold at least 50% of the voting power of the surviving corporation as a result of such transaction; (iii) the consummation by Innovations of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of Innovations immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of Innovations immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions); or (iv) any initial underwritten public offering of Innovations Common Stock. Notwithstanding the foregoing, Holdings will not exercise this call option in the event that the Independent Committee recommends that Holdings not purchase the SOFTBANK Shares.

	In the event that: (i) the call rights of Holdings described above have not been exercised on or before September 30, 2003, (ii) the Independent Committee no longer exists and
(iii) no independent directors serve on the Holdings Board of Directors and, after reasonable good faith efforts by the remaining members of the Holdings Board of Directors, no independent persons qualified to serve on the Holdings Board of Directors have been found or, if found, are not willing to serve on the Holdings Board of Directors, then the Holdings Board of Directors will engage an independent investment banking, accounting or third party valuation firm to evaluate whether or not it is in the best interests of Holdings that it purchase the SOFTBANK Shares. If such third party determines it is in the best interests of Holdings to purchase the SOFTBANK Shares, Holdings will be obligated to purchase such shares on or before December 31, 2003 for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings.

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

Factors that may affect future results

	The following factors may affect our future results:

WE ARE DEPENDENT ON THE SUCCESS OF VIE AND/OR FUTURE
TRANSACTIONS

	Holdings, OptiMark and Innovations do not have any revenue generating operations. The business of Equities was discontinued in September 2000. As such, the Company believes that the future value of Holdings' stock will depend principally on the value of the Vie Common Stock held by Innovations or on other transactions that the Company can consummate.

	The Company's investment in Vie is subject to additional risks including the risks attendant to Vie's business.
Innovations has conducted limited due diligence with respect to Vie's business. Based solely on that limited review, Innovations has no reason to believe that Vie's description of its business is incorrect in any material respect.

	There may be additional risks of which we and/or Vie do not currently know or of which are deemed to be immaterial based on the information available. All of these risks may impair business operations.

	There are no assurances that the value of the Vie Common
Stock will appreciate or other transactions will occur.

	The Company continues to attempt to solicit interest from or opportunities with third parties concerning possible additional investments or strategic alliances. However, no binding or definitive arrangements have been reached with any third parties and there can be no assurances that any such transactions will be consummated. OptiMark's VWAP assets utilized in the Vie transaction were part of a general effort to determine ways to utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has suspended development of additional trading venues. At such time that either a third party provides funding or OptiMark can use a gain in the value of its holdings in Innovations, OptiMark will determine whether to further develop these additional platforms. However, there are no assurances that these transactions will be consummated or that any further development will occur.

WE DO NOT HAVE SUFFICIENT WORKING CAPITAL TO CONTINUE AS A GOING
CONCERN

	The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. We will need working capital to fund the relatively limited operations necessary to carry out our duties and obligations as a holding company, including the administration and financial reporting obligations. We currently do not generate any revenues from continuing operations in order to provide this working capital. We will need to raise additional capital to meet our operating requirements. Accordingly, if the Company is unable by the end of May 2003 to raise additional cash either directly or through sale or borrowing against Innovations' holdings of shares of the Vie Common Stock or the Note, the Company would face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities, continue to borrow money from SOFTBANK or raise capital through the sale or borrowing against the shares of Innovations related to its holdings of shares of the Vie Common Stock and the Note, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of Capital Stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations would be reduced accordingly. This would reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations, as represented by Innovations' holdings of shares of the Vie Common Stock, will have any value as collateral for a loan or that could be sold to raise cash at any time or in a time frame that would let the Company continue as a going concern.

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

	On March 19, 2003, subject to execution of definitive documentation, we reached a settlement with Finova Capital Corporation ("Finova") in the litigation captioned Finova Capital Corporation v. Optimark Technologies, Inc. Optimark, Inc. and Optimark Holdings, Inc., which is described in "Item 3
- Legal Proceedings." The terms of this settlement provide as follows. We will pay Finova the combined sum of $1,000,000 in the following manner: a) $200,000 within thirty (30) days of the execution of the written settlement agreement; b) $400,000 in January 2004; and c) $400,000 in June 2004. We will provide Finova with a consent judgment for the outstanding balance due on the lease agreements in dispute - to be used only in the event of a default under the terms of the settlement agreement. The exact amount of the consent judgment shall be agreed to by the parties based upon the amount due and owing under the subject leases. In consideration of the foregoing, Finova, upon receipt of the first payment of $200,000, will provide all defendants to the litigation (namely, Optimark U.S. Equities, Inc., Optimark, Inc., Optimark Holdings, Inc., Optimark Innovations, Inc. (plead as OTSH, Inc.) and Vie Financial Group (plead as Ashton Technology Group, Inc.)) a release for all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Finova against all defendants in the pending litigation. Additionally, Finova also shall cause a Stipulation of Dismissal, with prejudice, to be filed in the pending action.

Recent Accounting Pronouncements

	Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK

	Our only exposure to market risk is related to changes in interest rates and foreign currency exchange rates. As of December 31, 2002, we did and do not consider these risks to be material. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those mentioned in Part I above.

	Interest Rate Risk. As of December 31, 2002, we had cash and cash equivalents of $135,668 that consisted of cash and highly liquid short-term investments. These investments may be subject to interest rate risk and would decrease in value if interest rates increased in the marketplace. A hypothetical increase or decrease of 10 percent from market interest rates in effect at December 31, 2002 would have caused the fair value of these short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income.

	Equity Price Risk. As of December 31, 2002, we were not subject to equity price risk.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See the accompanying consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
			ACCOUNTING AND FINANCIAL DISCLOSURE

	On September 26, 2002, Deloitte & Touche LLP ("D&T") resigned as the independent auditors for the Company. The reports of D&T on the balance sheets of the Company as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, except for disclosures of going concern uncertainties.

	In connection with the audits by D&T of the periods described above, and the subsequent interim period through September 26, 2002, there were no disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to D&T's satisfaction, would have caused D&T to make reference to the subject matter of the disagreement(s) in connection with its reports.

	The Company has selected Goldstein Golub Kessler LLP as independent auditors for the year ending December 31, 2002. The decision to change independent auditors and the selection of Goldstein Golub Kessler LLP as independent auditors for the year ending December 31, 2002 was approved by the Board of Directors.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The following list sets forth certain biographical information concerning the Board of Directors of OptiMark
Holdings, Inc. ("OptiMark" or the "Company") as of December 31,
2002.

		WILLIAM A. LUPIEN (61), Chairman of the Board of Directors since 2000. Mr. Lupien was the founder and co-inventor of the OptiMark matching engine technology. Mr. Lupien has served as Chairman of the Board of Directors of OptiMark Technologies, Inc. and its predecessor, MJT Holdings, Inc., since its formation in 1988. From inception through November 1998, Mr. Lupien served as the Chief Executive Officer of OptiMark Technologies, Inc. Mr. Lupien also serves as a Director of Broker Tec Futures Exchange, L.L.C. Mr. Lupien received his Bachelor of Science degree from San Diego State University.

		RONALD D. FISHER (55), Director since November 1999. Mr. Fisher is the Vice Chairman of SOFTBANK Holdings Inc. and a
Managing Partner of SOFTBANK Capital Partners. Mr. Fisher also serves as a member of the boards of directors of SOFTBANK Corp., E*Trade Group, InsWeb Corporation, GSI Commerce, Key3Media and
Vie Financial Group. Mr. Fisher received his M.B.A. from Columbia University, New York and Bachelor of Commerce degree from the University of Witwatersand in South Africa.

		ROBERT J. WARSHAW (49), Chief Executive Officer since March 2001. Mr. Warshaw also serves as Chief Executive Officer of OptiMark, Inc. Mr. Warshaw previously served as Co-Chief Executive Officer, Executive Vice President and Chief Technology Officer of OptiMark, Inc. From November 1999 to June 2000, Mr. Warshaw served as Executive Vice President and Chief Technology Officer of OptiMark Technologies, Inc. From October 1993 to
October 1999, Mr. Warshaw was Chief Information Officer at
Lazard Freres & Co. LLC., an international investment banking firm. Mr. Warshaw received his bachelor's degree in English from the University of Pennsylvania and a Masters in Management from Northwestern University's Kellogg School of Management.
The executive officers serve at the discretion of the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company as of December 31, 2002 (none of whom has a family relationship with another executive officer).

Name				Age		Position
----				---		--------
Robert J. Warshaw		49		President, Chief Executive Officer
						and Director

Matthew L. Morgan		31		Secretary

	Information regarding the business experience of Mr.
Warshaw is set forth above.

	MATTHEW L. MORGAN (31), Controller and Corporate Secretary since July 10, 2002. Prior to joining OptiMark, Mr. Morgan was an auditor with Deloitte and Touche LLP from 1998 to 2000 and Richard A. Eisner LLP from 1997 to 1998. While at these firms, Mr. Morgan concentrated on the technology and service-related industries. Mr. Morgan has an undergraduate degree from the City University of New York, Queens College and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

	The Company's executive officers, directors and ten percent shareholders are required under Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission. Copies of these reports must also be furnished to the Company. Based upon its review of copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required to be filed, the Company believes that during the year ended December
31, 2002, all filing requirements applicable to its officers, directors and ten percent shareholders were complied within a timely manner, with the exception of one Form 4 for Mr. William
A. Lupien and one Form 4 for Ronald D. Fisher, which were not filed in a timely manner.

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

Executive Summary Compensation Table

	The following table provides a summary of compensation earned by the named executive officers of the Company, which include the Company's Chief Executive Officer and the other former executives whose total salary and bonus for 2002 exceeded $100,000, for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years:

											 Long Term
											Compensation
						   Annual Compensation			   Awards
						------------------------		------------
											 Securities
									   Other	 Underlying
				Fiscal		Salary		Bonus	Compensation	  Options
Name and Principal Position	Year		  ($)		 ($)	    ($)		     (#)
---------------------------	----		------		-----	------------	------------

Robert J. Warshaw		2002		250,000		325,000	        -	        -
Chief Executive Officer		2001		257,291		175,000	        -	1,950,000<F1>
				2000		225,000		175,000	        -	  250,000<F2><F3>

Matthew L. Morgan		2002		127,000		      -		-	        -
Secretary & Controller	2001		104,374		  8,063		-	   30,000<F1>
				2000		 48,747		      -		-	   25,000<F2><F3>

Neil G. Cohen			2002		 92,948		 50,000	        -	        -
Former Secretary &		2001		200,000		 38,374	        -	  185,000<F1>
General Counsel<F4>		2000		162,500		 21,875	        -	   55,000<F2><F3>

<F1>
Options to purchase shares of Series F Preferred Stock.
<F2>
Options to purchase shares of Common Stock.
<F3>
All outstanding options on Common Stock of Executive Officer were repriced to an exercise price of $0.50 per share in December 2000 upon the execution of Amendment No. 1 to Stock Option Agreements.
<F4>
Mr. Cohen resigned as Secretary and General Counsel effective
May 31, 2002.

Option Grants

	During fiscal year 2002 there were no options granted to any of the Company's executive officers.

Fiscal 2002 Year End Option Values

	No options were exercised during fiscal year 2002 by the named executive officers. The following table describes the named executive officers' exercisable and unexercisable options held as of December 31, 2002. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is the value as of December 31, 2002, in each case as determined by the Board of Directors, less the exercise price. All options were granted under either the Series F Stock Plan or the Common Stock Plan as indicated.

			      Number of Securities			     Value of Unexercised
			Underlying Unexercised Options at		    In-the-Money Options at
			       Fiscal Year End (#)			      Fiscal Year End ($)
			---------------------------------		-------------------------------
Name			Exercisable		Unexercisable		Exercisable		Unexercisable
----			-----------		-------------		-----------		-------------

Robert J. Warshaw	853,125<F1>		1,096,875		    -0-			    -0-
			460,000<F2>		  290,000		    -0-			    -0-

Matthew L. Morgan	 13,125<F1>		   16,875		    -0-			    -0-
			 10,000<F2>		   15,000		    -0-			    -0-

Neil G. Cohen		 92,500<F1>		  185,000		    -0-			    -0-
			 34,000<F2>		   41,000		    -0-			    -0-

<F1>
Options to purchase shares of Series F Preferred Stock.
<F2>
Options to purchase Common Stock.

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

	Options to purchase 500,000 shares of Common Stock at an exercise price of $12.00 per share and options to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share held by Mr. Warshaw were repriced to an exercise price of $0.50 per share and have remaining terms of one year and two years, respectively.

Management Contracts

	On August 16, 2001, OptiMark entered into a written employment agreement with Robert J. Warshaw that replaced an earlier oral agreement reached on September 19, 2000. On August 8, 2002, OptiMark amended the agreement dated August 16, 2001. Under the terms of the amended agreement, Mr. Warshaw retained the position of Chief Executive Officer of the Company, received a base salary of $250,000 per year, and was granted a bonus in the amount of $200,000, , which was to be paid bi-monthly through August, 2003. In addition, the amendment provided Mr. Warshaw with the right to receive a bonus in the amount of $45,000 upon execution of the agreement and a bonus in the amount of $80,000 upon the employment of a full- time Chief Executive Officer of Vie. These bonus amounts were paid in full by December 16, 2002. On January 31, 2003, OptiMark further amended the agreement dated August 16, 2001 to change Mr. Warshaw's employment status to part-time as of January 15, 2003. Mr. Warshaw retains the position of Chief Executive Officer and will work the equivalent of one day per week. Under the terms of the agreement, Mr. Warshaw is to receive $125,000 in cash and make himself available for service to the Company for ten days from February 1, 2003 to March 31, 2003. After the tenth day of service during this period, Mr. Warshaw is entitled to receive $2,000 per day. Commencing April 1, 2003, Mr. Warshaw will receive a salary $2,000 per week and will receive $2,000 per day if he works more than one day in any given week. Under the terms of the agreement, the Company will pay for the continued coverage of Mr. Warshaw and each of his dependents in the Company's medical, dental, vision and hospitalization programs until December 31, 2003.

	The Company, on May 31, 2002, made a loan to Mr. Warshaw in the amount of $45,000. The principal and accrued interest (at
6% per annum) on such loan is due and payable on May 31, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

	The following tables set forth, as of December 31, 2002, certain information regarding the beneficial ownership of the Common Stock, Series A Convertible Participating Preferred Stock, $.01 par value (the "Series A Preferred Stock"), Series B Convertible Participating Preferred Stock, $.01 par value (the "Series B Preferred Stock"), Series C Convertible Preferred Stock, $.01 par value (the "Series C Preferred Stock"), Series D Convertible Preferred Stock, $.01 par value (the "Series D Preferred Stock"), the Series E Preferred Stock and the Series G Preferred Stock (collectively, the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Series E Preferred Stock, the Series F Preferred Stock and the Series G Preferred Stock are referred to herein as the "Preferred Stock") for (i) each of the Company's executive officers named in the Executive Summary Compensation Table in Item 11; (ii) each current Director of the Company; (iii) each person who is known to the Company to own beneficially more than 5% of the voting securities of the Company of any class; and (iv) all executive officers and Directors of the Company as a group. Such information is based, in part, upon the information provided by certain shareholders of the Company. In the case of persons other than executive officers and Directors of the Company, such information is based solely on an internal review of the Company's files, the filings made by such shareholders pursuant to the Exchange Act and information received from the Company's transfer agent.

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

COMMON STOCK

					   Number of
Name and Address of Beneficial Owners	    Shares	Percent
-------------------------------------	------------	-------

The Nasdaq Stock Market, Inc.		11,250,000(1)	25.6
Ronald D. Fisher			 8,270,000(2)	20.2
SOFTBANK Affiliates			 8,250,000(2)	20.2
William A. Lupien			 5,624,914(3)	17.2
Dow Jones & Company, Inc. 		 5,459,592(4)	15.3
Richard W. Jones			 4,767,427(5)	14.6
American Century Companies, Inc.	 2,800,000(6)	 8.4
Robert J. Warshaw			   460,000(7)	 1.4
Neil G. Cohen				    34,000(8)	   *
Matthew L. Morgan			    10,000(9)	   *

All current directors and executive
officers as a group (4 persons)		14,364,914(10)	34.7
_______
*	Less than one percent

(1)	Represents shares of Common Stock issuable on exercise of
warrants exercisable within 60 days of December 31, 2002. The address of The Nasdaq Stock Market, Inc. is 1735 K Street, N.W.,
Washington, D.C.  20006.

(2)	Represents 4,101,264, 4,030,761, and 117,975 shares of Common
Stock issuable currently on conversion of 4,101,264, 4,030,761, and 117,975 shares of Series C Preferred Stock held by SOFTBANK Capital Partners L.P. ("SOFTBANK Partners"), SOFTBANK Capital
L.P. ("SOFTBANK Capital") and SOFTBANK Capital Advisors Fund
L.P. ("SOFTBANK Advisors"), respectively. SOFTBANK Partners, SOFTBANK Capital and SOFTBANK Advisors are referred to collectively herein as the "SOFTBANK Affiliates." In addition, Mr. Fisher's amount includes 20,000 shares of Common Stock which could be acquired upon exercise of options within 60 days of December 31, 2002 held by him. Mr. Fisher, a Director of the Company, is a managing director of the general partner of each of the SOFTBANK Affiliates. Mr. Fisher disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest. The address of the SOFTBANK Affiliates is 1188 Centre Street, Newton Center, MA 02459.

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

(7)	Represents 460,000 shares of Common Stock issuable on
exercise of options exercisable within 60 days of December 31, 2002.

(8)	Represents 34,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of December 31, 2002.

(9)	Represents 10,000 shares of Common Stock issuable on exercise of options exercisable within 60 days of December 31, 2002.

(10)	Includes 524,000 shares of Common Stock issuable upon
exercise of options exercisable within 60 days of December 31, 2002.

SERIES A CONVERTIBLE PARTICIPATING PREFERRED STOCK

					 Number of
Name and Address of Beneficial Owners	  Shares	Percent
-------------------------------------	----------	-------

Alice L. Walton				136,426(1)	14.7
Dow Jones & Company, Inc. 		789,257		85.3
__________

(1)	The address of Alice L. Walton is 10587 Highway 281, South
Mineral Wells, TX 76067.

SERIES B CONVERTIBLE PARTICIPATING PREFERRED STOCK

					 Number of
Name and Address of Beneficial Owners	  Shares	Percent
-------------------------------------	-----------	-------

Merrill Lynch affiliates		1,500,000(1)	17.5
PaineWebber Capital, Inc.		1,060,000(2)	12.4
Credit Suisse First Boston		1,000,000(3)	11.7
The Goldman Sachs Group, Inc.		1,000,000(4)	11.7
CIBC Wood Gundy Capital Corp.		  850,000(5)	10.0
Nihon Keizai Shimbun, Inc.		  800,000(6)	 9.3
Bankers Trust Investment Partners	  500,000(7)	 5.8
__________

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

(3)	The address of Credit Suisse First Boston is c/o OptiMark
Investors, Inc.  11 Madison Avenue, 3rd Floor, New York, NY
10004.

(4)	The address of The Goldman Sachs Group, Inc. is 85 Broad
Street, 12th Floor, New York, NY  10004.

(5)	The address of CIBC Wood Gundy Capital Corp. is 425 Lexington
Avenue, 9th Floor, New York, NY  10017.

(6)	The address of Nihon Keizai Shimbun, Inc. is 9-5, Ohtemachi
1-chome, Chiyoda-ku Tokyo 100-0004, Japan.

(7)	The address of Bankers Trust Investment Partners is 130
Liberty Street, 24th Floor, New York, New York 10006.

SERIES C CONVERTIBLE PREFERRED STOCK

					 Number of
Name and Address of Beneficial Owners	  Shares	Percent
-------------------------------------	-----------	-------

SOFTBANK Affiliates			8,250,000(1)	100
Ronald D. Fisher			8,250,000(1)	100
All directors and executive officers
as a group (1 person)			8,250,000	100
__________

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

SERIES D CONVERTIBLE PREFERRED STOCK

					 Number of
Name and Address of Beneficial Owners	  Shares	Percent
-------------------------------------	---------	-------
BancBoston Capital			250,000(1)	100
__________

(1)	Represents shares held by BancBoston Capital Inc., whose
address is 175 Federal Street, Boston, MA  02110.

SERIES E CUMULATIVE PREFERRED STOCK

					 Number of
Name and Address of Beneficial Owners	  Shares	Percent
-------------------------------------	----------	-------

SOFTBANK  Affiliates			973,333(1)	 99.0
Ronald D. Fisher			973,333(1)	 99.0
All directors and executive officers
as a group (1 person)			983,333		100.0
__________

(1)	Represents 486,647 shares held by SOFTBANK Partners, 478,286 shares held by SOFTBANK Capital and 8,400 shares held by SOFTBANK Advisors. Ronald D. Fisher, a Director of the Company, is a managing director of the general partner of each of the SOFTBANK Affiliates. Mr. Fisher disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest.

SERIES G PREFERRED STOCK

					 Number of
Name and Address of Beneficial Owners	  Shares	Percent
-------------------------------------	----------	-------

Transamerica Technology Finance Co.	249,330(1)	83.1
Linc Equipment Receivables Trust 1999-1	 20,820(2)	 6.9
Diamond Lease (U.S.A.), Inc.		 17,040(3)	 5.7
__________

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

	During fiscal year 2002, SOFTBANK loaned the Company an aggregate of $3,470,000. These lending transactions are more fully described under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."


ITEM 14.		CONTROLS AND PROCEDURES

	(a) Within 90 days prior to the date of the filing of this report, our principal financial and accounting officer reviewed and evaluated the effectiveness of the design and operations of our disclosure controls and procedures, with the participation of our management. Based on his evaluation, he concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and timely report information required to be disclosed by the Company under the Securities Exchange Act of 1934.

	(b) There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation of our internal controls.
Internal controls and procedures are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

	(a)	The following documents are filed as part of this
report:

	1.	FINANCIAL STATEMENTS

	Consolidated Financial Statements and Financial Statement
Schedules are contained in the financial statements and accompanying notes.

	2.	REPORTS ON FORM 8-K

	The Company filed a Current Report on Form 8-K on October 3, 2002, reporting the resignation of Deloitte and Touche LLP as the Company's auditors and the selection of Goldstein
Golub Kessler LLP as auditors for the year ending December
31, 2002 under Item 4.

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
2001, by and among OptiMark Holdings, Inc. and the holders of Series E Cumulative Preferred Stock
(incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 000-
30527)).

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
by and between The Ashton Technology Group, Inc. and
OptiMark Innovations Inc. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form
8-K filed May 23, 2002 (Commission File No, 000-
30527)).

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

4.31 Loan Agreement, dated as of November 27, 2002, by and among OptiMark Holdings, Inc., SOFTBANK Capital
Partners LP, SOFTBANK Capital LP and SOFTBANK Capital
Advisors Fund LP with respect to Loan of $750,000
(incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed December 19, 2002
(Commission File No. 000-30527)).

4.32 Loan Agreement, dated as of May 31, 2002, by and among OptiMark Holdings, Inc., SOFTBANK Capital
Partners LP, SOFTBANK Capital LP and SOFTBANK Capital
Advisors Fund LP with respect to loan of $1,650,000.

4.33 Loan Agreement, dated as of February 3, 2003, by and among OptiMark Holdings, Inc., SOFTBANK Capital
Partners LP, SOFTBANK Capital LP and SOFTBANK Capital
Advisors Fund LP with respect to $940,000 loan
(incorporated by reference to Exhibit 10.1 to Registrant's
Current Report on Form 8-K filed March 12, 2003
(Commission File No. 000-30527)).

4.34  Promissory Note from Robert J. Warshaw to OptiMark,
Inc. dated May 31, 2002 in the principal amount of $45,000.

10.1	OptiMark 1999 Stock Plan (adopted November 29, 1999)
(incorporated by reference to Exhibit 10.5(a) to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.2	Amendment No. 1 to OptiMark 1999 Stock Plan
(incorporated by reference to Exhibit 10.5(b) to Registrant's Registration Statement on Form 10/A-1
(No. 000-30527)).

10.3	Amendment No. 2 to OptiMark 1999 Stock Plan
(incorporated by reference to Exhibit 10.5(c) to Registrant's Amendment No. 2 to Annual Report on Form
10-K for the year ended December 31, 2000 (Commission
File No. 000-30527)).

10.4	OptiMark Stock Option Plan (Amended & Restated January
27, 1999) (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.5	Form of Stock Option Agreement (1999 Stock Plan)
(incorporated by reference to Exhibit 10.7 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.6	Form of Stock Option Agreement (Amended and Restated
Stock Option Plan) (incorporated by reference to
Exhibit 10.8 to Registrant's Registration Statement on
Form 10 (No. 000-30527)).

10.7	Form of Amendment No. 1 to Stock Option Agreements
(incorporated by reference to Exhibit 10.8(b) to Registrant's Amendment No. 2 to Annual Report on Form
10-K for the year ended December 31, 2000 (Commission
File No. 000-30527)).

10.8	Form of Non-Employee Director Option
Agreement(incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.9	Employment, Trade Secret and Non-Competition
Agreement, dated August 27, 1996, by and between OptiMark and William A. Lupien (incorporated by reference to Exhibit 10.11 to Registrant's
Registration Statement on Form 10 (No. 000-30527)).

10.10	Severance Agreement dated January 5, 2001 by and
between John T. Rickard and OptiMark, Inc.
(incorporated by reference to Exhibit 10.12(b) to Registrant's Amendment No. 2 to Annual Report on Form
10-K for the year ended December 31, 2000 (Commission
File No. 000-30527)).

10.11	Consulting Agreement dated January 15, 2001 by and
among Orincon Industries, Inc., John T. Rickard and
OptiMark, Inc. (incorporated by reference to Exhibit
10.12(c) to Registrant's Amendment No. 2 to Annual
Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-30527)).

10.12	Restricted Stock Purchase Agreement, dated December 1,
1998, by and between OptiMark and Phillip J. Riese
(incorporated by reference to Exhibit 10.14 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.13	Stock Purchase Agreement, dated December 18, 1998, by
and between OptiMark and Phillip J. Riese
(incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.14+	Services Agreement, dated January 1, 1999, by and
between OptiMark and ISM Information Systems
Management Corporation (incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form 10/A-1 (No. 000-30527)).

10.15+	OptiMark/IBM Ops Agreement, dated February 2, 1999, by
and between OptiMark and the parties named therein
(incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form 10/A-1
(No. 000-30527)).

10.16	License Termination Agreement, dated March 19, 1999,
by and between OptiMark and High Performance Markets, Ltd. (incorporated by reference to Exhibit 10.21 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.17	Common Stock Purchase Warrant, dated August 27, 1996,
in favor of The Pacific Exchange, Inc. (incorporated by reference to Exhibit 10.22 to Registrant's
Registration Statement on Form 10 (No. 000-30527)).

10.18	Common Stock Purchase Warrant, dated December 31,
1996, in favor of The Chicago Board Options Exchange,
Inc. (incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.19	Common Stock Purchase Warrant, dated April 23, 1998,
in favor of Virginia Surety Company, Inc.
(incorporated by reference to Exhibit 10.24 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.20	Common Stock Purchase Warrant, dated June 19, 1998, in
favor of Transamerica Business Credit Corporation
(incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.21	Common Stock Purchase Warrant, dated August 24, 1998,
by and between OptiMark and Francis X. Egan
(incorporated by reference to Exhibit 10.26 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.22	NASDAQ Warrant Agreement, dated September 1, 1998, by
and between OptiMark and The NASDAQ Stock Market, Inc.
(incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.23	Common Stock Purchase Warrant, dated January 27, 1999,
by and between OptiMark and BIOS Group LP
(incorporated by reference to Exhibit 10.28 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.24	Warrant Agreement, dated October 27, 1999, by and
between OptiMark and Knight/Trimark Group, Inc.
(incorporated by reference to Exhibit 10.29 to Registrant's Registration Statement on Form 10 (No.
000-30527)).

10.25+	Development, Subcontract, and Operations Agreement,
dated May 17, 1999, by and among OptiMark, Inc. and Japan OptiMark Systems, Inc., as amended (incorporated by reference to Exhibit 10.31) to Registrant's
Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2000 (Commission File No. 000-
30527)).

10.26	Letters, dated May 23, 2001, amending OptiMark, Inc.'s
agreement with Japan OptiMark Systems, Inc.
(incorporated by reference to Exhibit 9.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (Commission File No. 000-
30527)).

10.27	Employment Agreement, dated August 16, 2001, by and
between OptiMark Holdings, Inc. and Robert J. Warshaw
(incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No.
000-30527)).

10.28	Amendment No.1 to Employment Agreement, dated August
16, 2001, by and between OptiMark Holdings, Inc. and
Robert J. Warshaw (incorporated by reference to
Exhibit 10.2 to Registrant's Quarterly Report on Form
10-Q for the period ended September 30, 2001
(Commission File No. 000-30527)).

10.29	Separation Agreement, dated August 15, 2001, by and
between OptiMark, Inc. and James G. Rickard
(incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No.
000-30527)).

10.30	OptiMark Holdings, Inc. 2001 Series F Preferred Stock
Plan (incorporated by reference to Registrant's
Registration Statement on Form S-8 (No. 333-73356)).

10.31	Second Amended and Restated Promissory Note, dated
October 12, 2002, executed by OptiMark Holdings, Inc.
in favor of Robert J. Warshaw (incorporated by reference to Exhibit 10.31 to Registrant's Annual
Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.32	Employment Letter, dated June 19, 2001, from OptiMark,
Inc. to Neil G. Cohen (incorporated by reference to
Exhibit 10.32 to Registrant's Annual Report on Form
10-K for the year ended December 31, 2001 (Commission
File No. 000-30527)).

10.33	Employee Agreement, dated December 1, 2002, by and
between OptiMark, Inc. and James Pak (incorporated by reference to Exhibit 10.33 to Registrant's Annual
Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.34	Employment Letter, dated April 9, 2001, from OptiMark,
Inc. to Trevor B. Price (incorporated by reference to
Exhibit 10.34 to Registrant's Annual Report on Form
10-K for the year ended December 31, 2001 (Commission
File No. 000-30527)).

10.35	Employee Agreement, dated May 16, 2001, by and between
OptiMark, Inc. and Trevor B. Price (incorporated by reference to Exhibit 10.35 to Registrant's Annual
Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.36	Amendment to Employee Agreement, dated June 19, 2001,
by and between OptiMark, Inc. and Trevor B. Price
(incorporated by reference to Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-
30527)).

10.37	Employment Letter, dated April 17, 2001, by and
between OptiMark, Inc. and Gary Meshell (incorporated by reference to Exhibit 10.37 to Registrant's Annual
Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.38	Employee Agreement, dated May 15, 2001, by and between
OptiMark, Inc. and Gary B. Meshell (incorporated by reference to Exhibit 10.38 to Registrant's Annual
Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

10.39	Amendment to Employee Agreement, dated June 19, 2001,
by and between OptiMark, Inc. and Gary B. Meshell
(incorporated by reference to Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-
30527)).

10.40	Separation Agreement, dated February 16, 2002, by and
between OptiMark, Inc. and Gary B. Meshell
(incorporated by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-
30527)).

10.41	Employment Letter, dated January 16, 2002, from
OptiMark, Inc. to James Pak (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form
10-K for the year ended December 31, 2001 (Commission
File No. 000-30527)).

21.1	Subsidiaries of OptiMark Holdings, Inc. (incorporated
by reference to Exhibit 21.1 to Registrant's Annual
Report on Form 10-K for the year ended December 31, 2001 (Commission File No. 000-30527)).

23.1	Consent of Deloitte & Touche LLP dated April 23, 2003.

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

						OPTIMARK HOLDINGS, INC.

							/s/ Robert J. Warshaw
Dated April ____, 2003			By:__________________________
					   Name:  Robert J. Warshaw
					   Title: Chief Executive Officer,
					   Principal Financial and
					   Accounting Officer

	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

							/s/ Robert J. Warshaw
Dated April ____, 2003			By:__________________________
					   Name:  Robert J. Warshaw
					   Title: Chief Executive Officer,
					   Director and Principal Financial
					   and Accounting Officer

							/s/ William A. Lupien
						By:__________________________
						   Name:  William A. Lupien
						   Title: Chairman

							/s/ Ronald D. Fisher
						By:__________________________
						   Name:  Ronald D. Fisher
						   Title: Director

CERTIFICATION
BY PRINCIPAL EXECUTIVE AND
FINANCIAL OFFICER
PURSUANT TO RULE 13a-14

I, Robert J. Warshaw, Certify that:

1.	I have reviewed this annual report on Form 10-K of
Optimark Holdings, Inc.;

2.	Based on my knowledge, this annual report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and
other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining
disclosure controls and procedures (as defined in the Securities
Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and have:

	(a)	designed such disclosure controls and procedures
to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

	(c)	presented in this annual report my conclusions
about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5.	I have disclosed, based on my most recent evaluation,
to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	(a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls.

6.	I have indicated in this annual report whether there
were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April    , 2003

							/s/ Robert J. Warshaw
						_______________________________
						Robert J. Warshaw
						Chief Executive Officer,
						Director and Principal Financial
						and Accounting Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OptiMark Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of OptiMark Holdings, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' deficiency for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optimark Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GOLDSTEIN GOLUB KESSLER LLP

New York, New York
March 25, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OptiMark Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of OptiMark Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  DELOITTE & TOUCHE LLP

New York, New York
May 31, 2002

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
								December 31, 2002	December 31, 2001
								-----------------	-----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................		$    135,668 		$  1,624,017
  Accounts receivable, less allowance for doubtful
    accounts of $0 at 2002 and $73,002 at 2001.........		      95,808 		     774,180
  Other current assets.................................		      67,090 		     446,911
								------------		------------
	Total current assets...........................		     298,566 		   2,845,108

PROPERTY AND EQUIPMENT - NET...........................		      22,692 		   1,381,435

SOFTWARE LICENSES - NET................................		           -		      59,347

OTHER ASSETS...........................................		     284,033 		     837,072
								------------		------------
TOTAL ASSETS...........................................		$    605,291 		$  5,122,962
								============		============

LIABILITIES, MANDATORILY REDEEMABLE STOCK
AND STOCKHOLDERS' DEFICIENCY
LIABILITIES:
  CURRENT LIABILITIES:
   Accounts payable and accrued liabilities.........		$    711,429		$    678,901
   Accrued compensation.............................		     229,024		   1,141,246
   Loan payable.....................................		     682,003 		           -
   Net liabilities of discontinued
   operations (Note 3)..............................		  13,460,791		  13,816,260
   Other current liabilities........................		     104,851		     879,842
								------------		 -----------
     TOTAL CURRENT LIABILITIES......................		  15,188,098		  16,516,249

COMMITMENTS AND CONTINGENCIES:
(Notes 10 and 15)

MANDATORILY REDEEMABLE STOCK:
  Series E preferred stock, convertible, $0.01 par value;
    1,000,000 shares authorized; 983,335 and
    926,665 issued and outstanding at December 31, 2002
    and December 31, 2001, respectively................		  14,437,427 		  13,630,854
  Series F preferred stock, $0.01 par value;
    7,400,000 shares authorized and no shares issued
    and outstanding at December 31, 2002...............		           - 			   -
  Series G preferred stock, $0.01 par value;
    300,000 shares authorized, issued and outstanding..		       3,000 		       3,000
								------------		 -----------
	  TOTAL MANDATORILY REDEEMABLE STOCK...........		  14,440,427 		  13,633,854

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, authorized and unissued 8,577,932
  Series A preferred stock, convertible
    and participating, $0.01 par value; 3,222,068
    shares authorized; 925,683 shares issued and
    outstanding at December 31, 2002 and December 31,
    2001, respectively.................................		       9,257 		       9,257
  Series B preferred stock, convertible, $0.01 par value;
    11,000,000 shares authorized; 8,570,000 and
    10,820,000 shares issued and outstanding at December
    31, 2002 and December 31, 2001, respectively.......		      85,700 		     108,200
  Series C preferred stock, convertible, $0.01 par value;
    8,250,000 shares authorized, issued and outstanding
    at December 31, 2002 and December 31, 2001.........		      82,500 		      82,500
  Series D preferred stock, convertible, $0.01 par value;
    250,000 shares authorized, issued and outstanding
    at December 31, 2002 and December 31, 2001.........		       2,500 		       2,500
  Common stock, $0.01 par value; 150,000,000 shares
    authorized; issued 36,612,057 shares at December 31,
    2002 and December 31, 2001, respectively, of which
    3,242,644 shares are held as treasury stock at
    December 31, 2002 and December 31, 2001............		     366,126 		     366,126
  Warrants, common stock...............................		  35,686,523 		  35,686,523
  Additional paid-in capital...........................		 310,074,976 		 301,687,065
  Accumulated deficit..................................		(375,247,045)		(362,906,807)
  Accumulated other comprehensive income...............		     (83,770)		     (62,504)
  Treasury stock, at cost; 3,242,644 shares at December
    31, 2002 and December 31, 2001, respectively.......		          (1)		          (1)
								-------------		-------------
       TOTAL STOCKHOLDERS' DEFICIENCY..................		 (29,023,234)		 (25,027,141)
								-------------		-------------
TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIENCY.....................		$    605,291 		$  5,122,962

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

							2002		2001		2000
							-----------------------------------------
REVENUE:
  Revenue.......................................	$    706,118 	$  8,607,881 	$   3,549,999
  Revenue from affiliate........................	           -   	   2,817,841 	   11,684,064
	Total revenue...........................	     706,118 	  11,425,722 	   15,234,063

EXPENSES:
  Cost of sales.................................	           -	   6,416,634 	    8,255,553
  Sales and marketing...........................	     395,053 	   1,738,235 	    1,893,389
  Research and development......................	   1,860,949 	   5,841,592 	    3,459,558
  General and administrative....................	   3,212,804 	   9,121,735 	    9,600,923
  Depreciation and amortization.................	     797,612 	   4,034,887 	    3,949,551
  Impairment of fixed assets....................	     566,464 	   1,146,656 	    1,878,961
  Write off of intangible asset.................	           -	           -   	   23,940,000
  Restructuring expense.........................	           -   	     315,613 	      292,634
  Warrant compensation expense.................. 	           -   	           -   	       14,542
	Total operating expenses................	   6,832,882 	  28,615,352 	   53,285,111
							------------	------------	-------------
OTHER (INCOME) EXPENSE:
  Interest income...............................	      (9,335)	     (51,024)	   (1,518,932)
  Interest expense..............................	   1,842,123 	     121,368 	      312,500
  Writedown of investment.......................	   2,062,125 	     499,991 	            -
  Gain on recovery of investment................	           -   	    (530,000)	            -
  Equity in loss of investee....................	   2,129,300 	           -   	            -
							------------	------------	-------------
	Total other expense (income)............	   6,024,213 	      40,335 	   (1,206,432)
							------------	------------	-------------

LOSS FROM CONTINUING OPERATIONS.................	 (12,150,977)	 (17,229,965)	  (36,844,616)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations.............	           -   	           -   	  (51,205,297)
  Gain (loss) on disposal of discontinued operations	    (189,261)	 (12,306,451)	  (16,036,155)
							------------	------------	-------------
  Gain (loss) from discontinued operations......	    (189,261)	 (12,306,451)	  (67,241,452)
							------------	------------	-------------

NET LOSS........................................	 (12,340,238)	 (29,536,416)	 (104,086,068)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments......	     (21,266)	     (53,410)	       27,817
							------------	------------	-------------

COMPREHENSIVE LOSS..............................	$(12,361,504)	$(29,589,826)	$(104,058,251)
							------------	------------	-------------

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations.........................	$     (0.36)	$     (0.49)	$     (1.00)
  Discontinued operations.......................	      (0.01)	      (0.36)	      (1.84)
							-----------	-----------	-----------
  Basic and diluted loss per share..............	$     (0.37)	$     (0.85)	$     (2.84)
							===========	===========	===========

  Weighted average number of common
    shares outstanding - basic and diluted......	 33,369,913 	 35,004,561 	 36,603,854
							-----------	-----------	-----------

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

								2002		2001		2000
								---------------------------------------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net loss..................................................	$(12,340,238)	$(29,536,416)	$(104,086,068)
  Deduct loss from discontinued operations..................	    (189,261)	 (12,306,451)	  (67,241,452)
								------------	------------	-------------
  Loss from continuing operations...........................	 (12,150,977)	 (17,229,965)	  (36,844,616)
  Adjustments to reconcile net loss from continuing
  operations to net cash used in continuing operations:
	Value assigned to warrants issued as compensation.....	           - 	           - 	       14,542
	Value assigned to options in connection
	  with restructuring..................................	           - 	           - 	    1,890,315
	Value assigned to preferred shares issued in
	  connection with settlement..........................	           - 	       3,000 	            -
	Depreciation and amortization.........................	     797,612 	   4,034,887 	    3,949,551
	Non-cash loan repayment...............................	    (500,000)	           -	            -
	Equity in loss of unconsolidated subsidiary...........	   2,129,300 	           - 	            -
	Write off of intangible asset.........................	           - 	           - 	   23,940,000
	Write-down of investment..............................	           - 	     499,991 	            -
	Gain on recovery of investment........................	           - 	    (530,000)	            -
	Allowance for doubtful accounts.......................	           - 	      73,002 	            -
	Impairment of fixed assets............................	     566,464 	   1,146,656 	    1,878,961
	Non-cash interest expense.............................	   1,831,888 	           -	            -
	Loss on equity investment.............................	   2,062,125 	           - 	            -
	(Gain)/Loss on disposal of assets.....................	    (400,441)	      39,773 	      171,484
  Changes in operating assets and liabilities:
	Receivables...........................................	     678,372 	   1,519,231 	   (1,844,833)
	Other assets..........................................	   1,032,140 	     805,055 	      425,318
	Accounts payable and accrued liabilities..............	    (900,960)	  (1,243,163)	      598,200
	Accrued restructuring.................................	           - 	           - 	   (1,360,761)
	Other liabilities.....................................	    (774,991)	    (179,844)	      580,774
								------------	------------	-------------
  Net cash used in continuing operating activities..........	  (5,629,468)	 (11,061,377)	   (6,601,065)
								------------	------------	-------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................	     (27,000)	    (503,582)	     (857,707)
  Purchase of software licenses.............................	           - 	    (204,560)	     (293,331)
  Proceeds from disposal of assets..........................	     481,456 	      12,520 	       57,060
								------------	------------	-------------
	Net cash used in investing activities.................	     454,456 	    (695,622)	   (1,093,978)
								------------	------------	-------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock.............	     806,572 	   9,630,854 	            -
  Proceeds from stockholders' notes.........................	   3,470,000 	   4,000,000 	            -
  Payments on capital leases................................	           - 	    (249,437)	   (1,403,351)
  Proceeds from the issuance of minority interest...........	           - 	     250,000 	            -
  Proceeds from recovery of investment......................	           - 	     530,000 	            -
  Payments for issuance costs...............................	     (42,677)	           - 		    -
  Payments for purchases of preferred stock.................	      (2,502)	          (2)	            -
  Proceeds from exercise of options for common stock........	           - 	           - 	      205,864
								------------	------------	-------------
	Net cash provided by (used in) financing activities...	   4,231,393 	  14,161,415 	   (1,197,487)
								------------	------------	-------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........	    (943,619)	   2,404,416 	   (8,892,530)

NET CASH USED IN DISCONTINUED OPERATIONS....................	    (544,730)	  (3,699,947)	  (50,825,332)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR............	   1,624,017 	   2,919,548 	   62,637,410
								------------	------------	-------------

CASH AND CASH EQUIVALENTS, END OF THE YEAR..................	$    135,668 	$  1,624,017 	$   2,919,548
								============	============	=============

Supplemental disclosure of cash flow information:
  Cash payments for interest - continuing operations........	$     10,325 	$    121,368 	$     317,249
  Cash payments for interest - discontinued operations......	           -	           - 	      406,063

Non-cash financing activities:
  Conversion of stockholders' notes to Series E preferred stock	$          -   	$  4,000,000 	            -

Supplemental schedule of non-cash investing and
financing activities:
  Net reduction in vendor obligations.......................	           - 	           - 	$   2,619,608

The accompanying notes and independent auditor's report should be read in conjunction with the consolidated financial statements.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD ENDED DECEMBER 31, 2002

					      Series A		       Series B			       Series C			       Series D
					     Convertible	      Convertible		      Convertible		      Convertible
					   Preferred Stock         Preferred Stock		    Preferred Stock		    Preferred Stock
					Shares		Amount	Shares		Amount		Shares		Amount		Shares		Amount
					--------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000		3,472,068 	34,721	11,000,000	110,000 	8,250,000 	82,500 		250,000 	2,500

Retirement of Treasury Stock		 (250,000)	(2,500)

Warrants forfeited

Options exercised

Restructuring charge

Net loss

Other comprehensive loss
					--------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000		3,222,068 	32,221 	11,000,000 	110,000 	8,250,000 	82,500 		250,000 	2,500

Purchase of Preferred Shares	       (2,296,385)     (22,964)   (180,000)	 (1,800)

Purchase of Common Shares

Net loss

Other comprehensive loss
					--------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001		  925,683 	 9,257  10,820,000 	108,200 	8,250,000 	82,500 		250,000 	2,500

Legal fees in connection with
Softbank loan

Disposal of majority interest

Enhancement of equity investment

Purchase of Preferred Shares					 (2,250,000)	(22,500)

Beneficial conversion feature
of loans

Non cash loan repayment

Net loss

Other comprehensive loss
					--------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002		925,683 	$9,257 	 8,570,000 	$85,700 	8,250,000 	$82,500 	250,000 	$2,500

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD ENDED DECEMBER 31, 2002

					     		                     Common Stock
					---------------------------------------------------------------------------------------
					         Voting			       Non-Voting				 Total
					Shares		Amount		Shares		Amount		Shares		Amount
					---------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000		35,756,057 	357,561 	740,000 	7,400 		36,496,057 	364,961

Retirement of Treasury Stock

Warrants forfeited

Options exercised				   116,500 	  1,165 					   116,500 	  1,165

Restructuring charge

Net loss

Other comprehensive loss
 					--------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000		35,872,557 	358,726 	740,000 	7,400 		36,612,557	366,126

Purchase of Preferred Shares

Purchase of Common Shares

Net loss

Other comprehensive loss
					---------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001		35,872,557 	358,726 	740,000 	7,400 		36,612,557 	366,126

Legal fees in connection with
Softbank loan

Disposal of majority interest

Enhancement of equity investment

Purchase of Preferred Shares

Beneficial conversion feature
of loans

Non cash loan repayment

Net loss

Other comprehensive loss
					--------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002		35,872,557 	$358,726 	740,000 	$7,400 		36,612,557   $366,126
					======================================================================================

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD ENDED DECEMBER 31, 2002

						  Common Stock
						    Warrants		Additional		 	   Notes
					----------------------------	 Paid-In	Accumulated	Receivable-
					  Shares	  Amount	 Capital	  Deficit	  Officer
					-----------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000		46,389,819 	 35,686,523 	309,564,789 	 (229,284,323)	            -

Retirement of Treasury Stock						 (9,997,500)

Warrants forfeited			  (124,000)

Options exercised								    204,699

Restructuring charge							  1,890,315

Net loss												 (104,086,068)

Other comprehensive loss
					-----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000		46,265,819 	 35,686,523 	301,662,303 	 (333,370,391)	            -

Purchase of Preferred Shares						     24,762

Purchase of Common Shares

Net loss												  (29,536,416)

Other comprehensive loss
					-----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001		46,265,819 	 35,686,523 	301,687,065 	 (362,906,807)	            -

Legal fees in connection with
Softbank loan								    (42,677)

Disposal of majority interest						  4,290,705

Enhancement of equity investment					    944,800

Purchase of Preferred Shares						     19,998

Beneficial conversion feature
of loans								  2,302,000

Non cash loan repayment							  1,433,150

Net loss												  (12,340,238)

Other comprehensive loss
					-----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002		46,265,819 	$35,686,523 	310,635,041 	$(375,247,045)	$           -
					=============================================================================

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD ENDED DECEMBER 31, 2002

					                 Treasury Stock
					------------------------------------------------------  Accumulated
					 Series A	 Series A				   Other	    Total
					Preferred	Preferred	Common		Common	Comprehensive	Stockholders'
					 Shares		 Amount		Shares		Amount	    Loss	   Equity
					-------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000		(250,000)	(10,000,000)	         -       -       (36,911)	  106,524,760

Retirement of Treasury Stock		 250,000 	 10,000,000 						            -

Warrants forfeited												            -

Options exercised													      205,864

Restructuring charge												    1,890,315

Net loss													 (104,086,068)

Other comprehensive loss									  27,817 	       27,817
					-------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000		       -   	          -   	         -       -        (9,094)	    4,562,688

Purchase of Preferred Shares											           (2)

Purchase of Common Shares 						(3,242,644)	   (1)				    (1)

Net loss													   (29,536,416)

Other comprehensive loss									 (53,410)	       (53,410)
					--------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001		       -	          -	(3,242,644)	   (1)	$(62,504)	  $(25,027,141)

Legal fees in connection with
Softbank loan													       (42,677)

Disposal of majority interest											     4,290,705

Enhancement of equity investment										       944,800

Purchase of Preferred Shares											        (2,502)

Beneficial conversion feature
of loans													     2,302,000

Non cash loan repayment												     1,433,150

Net loss													   (12,340,238)

Other comprehensive loss									 (21,266)	       (21,266)
					--------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002		       -	$        -	(3,242,644)	   (1)	$(83,770)	 $(29,023,234)
					======================================================================================

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

	On December 28, 2001, OptiMark formed a then majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH, Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and at that time OptiMark held a 67% voting interest and the remaining interest was held by SOFTBANK Capital Partners
LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors' Fund
LP (collectively, "SOFTBANK"). Innovations has authorized capital stock of 7,000 shares of common stock, par value
$.01 per share (the "Innovations Common Stock"), and 3,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). Innovations has designated 2,000 shares of Innovations Preferred Stock, as "Non-Qualified Preferred Stock," which has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Non-
Qualified Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Non-Qualified Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017. Innovations designated 1,000 shares of Innovations Preferred Stock as "Series B
Preferred Stock," which has a cumulative preferred dividend at an annual rate of $519.21 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Series B Preferred Stock is equal to $10,389.61 per share plus the aggregate amount of accrued and unpaid dividends or distributions. On December 31, 2001, OptiMark received 200 shares of Innovations
Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Non-Qualified Preferred Stock in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Non-Qualified Preferred Stock was the result of the evaluation by the Board of Directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding an approximate $10,000,000 investment for a one-third interest in Innovations. SOFTBANK received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for
$250,000 cash. Simultaneously, SOFTBANK's remaining obligation to purchase shares of Series E Cumulative
Preferred Stock ("Series E Preferred Stock") from Holdings pursuant to that certain Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001 (as amended on August
16, 2001 and November 16, 2001), by and among Holdings and SOFTBANK was reduced by $250,000. Upon its formation and initial capitalization, Innovations' aggregate assets consisted of the Assets and $750,000 in cash. The principal business of Innovations is to hold an interest in Vie Financial Group, Inc. ("Vie", formerly known as
The Ashton Technology Group, Inc.) for the benefit of the shareholders of Holdings and Innovations.

	On February 4, 2002, Vie and Innovations entered into a securities purchase agreement (as amended on March 6, 2002 and May 3, 2002, the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, Innovations agreed to purchase up to 633,433,600 shares of Vie common stock, par value $.01 per share (the "Vie Common Stock"), in exchange for $7,272,727 in cash and intellectual property and other non-cash assets of Innovations valued by Vie and Innovations for the purposes of the Securities Purchase Agreement at $20 million. The value ascribed to the intellectual property and other non-cash assets by OptiMark Innovations was based in part on preliminary discussions with a potential investor in Innovations. Vie did not obtain an appraisal or other third party valuation of the fair market value of the intellectual property and other non-cash assets. There can be no assurance that the fair market value of the inellectual property and other non-cash assets is equal to the value ascribed to these assets by Innovations in the Securities Purchase Agreement.

	On May 7, 2002 (the "Closing Date"), Innovations and Vie closed the transactions contemplated by the Securities Purchase
Agreement.

	In addition, pursuant to the terms of the Securities Purchase Agreement, Innovations loaned approximately $2.7 million in cash to Vie in exchange for a senior secured convertible note (the "Note"). The Note will mature in five years, and may, at the option of Innovations, be convertible into shares of Vie Common Stock at a rate of $.0515838 per share (subject to customary anti-dilution adjustments after the closing) and will accrue interest at a rate of 7.5% per annum. Currently, The Note is convertible into 52,870,757 shares of Vie Common Stock. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Vie's assets, including, without limitation, the pledge of the equity interests of Vie and Universal Trading Technologies Corporation, a Delaware corporation and majority-owned subsidiary of Vie ("UTTC"), in each of Vie Securities, LLC (formerly known as ATG Trading LLC), wholly-owned subsidiary of Vie, Electronic Market Center, Inc., a majority-owned subsidiary of Vie, Ashton Technology Canada, Inc., a majority-owned subsidiary of Vie, Vie Institutional Services, Inc. (formerly known as Croix Securities, Inc.), a wholly-owned subsidiary of UTTC, REB Securities Inc., a wholly-owned subsidiary of UTTC; and NextExchange, Inc., a wholly-owned subsidiary of UTTC.

	As of the Closing Date, Innovations owned approximately 80% of the fully-diluted outstanding shares of Vie Common Stock calculated as of May 3, 2002. Fully-diluted shares include the outstanding shares of Vie Common Stock and (i) shares of any series of capital stock of Vie or its subsidiaries that vote together with the Vie Common Stock, (ii) any outstanding options issued to employees and third parties and (iii) shares of the Vie Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 7% of the fully-diluted shares of the Vie Common Stock, calculated as of May 3, 2002.

	OptiMark also had an approximately 15% voting interest in Japan OptiMark Systems, Inc. ("JOS"), a Japanese corporation. The investment in JOS previously accounted for on the equity method does not have any carrying value in financial statements of the Company as of December 31, 2002. JOS has realized continuing losses since its inception in 1998. Since the Company has not provided any guarantees and is not committed to provide any future funding to JOS it has not recorded its equity share of JOS' losses, as the investment cannot have a carrying value below $0. On May 31, 2002, the shareholders of JOS elected to dissolve the company.

	Effective in January 2002 the development, sales and marketing efforts of the Exchange Solutions Services
Business was suspended. As of that date, the primary purpose of the Company was to hold the securities of Innovations and to consummate financing and strategic transactions with other parties.

	As a result of the capitalization of Innovations, Holdings and SOFTBANK have certain call and put rights described below. The Independent Committee of the Board of Directors has the right commencing October 1, 2002 and exercisable until September 30, 2003, to recommend to the Board of Directors that Holdings purchase all, but not less than all, of the SOFTBANK Shares for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings. If the Board of Directors accepts such recommendation, SOFTBANK would be obligated to sell the SOFTBANK shares for that consideration.

	Upon the occurrence of a Liquidity Event (defined below) on or before September 30, 2003, the SOFTBANK Shares will be purchased by Holdings for $100,000 in cash and 13,334 shares of Series E Preferred Stock of Holdings. A
"Liquidity Event" means any of the following: (i)
Innovations' sale, conveyance or other disposition of all or substantially all of its assets, (ii) the acquisition of Innovations by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of Innovations for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of Innovations immediately prior to the consummation of such transaction hold at least 50% of the voting power of the surviving corporation as a result of such transaction, (iii) the consummation by Innovations of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of Innovations immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of Innovations immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions), or (iv) any initial underwritten public offering of Innovations Common Stock. Notwithstanding the foregoing, Holdings will not exercise this call option in the event that the Independent Committee of the Board of Directors recommends that Holdings not purchase the SOFTBANK Shares.

	In the event that: (i) the call rights of Holdings described above have not been exercised on or before September 30, 2003, (ii) the Independent Committee of the
Board of Directors no longer exists and (iii) no independent directors serve on the Holdings Board of Directors and, after reasonable good faith efforts by the remaining members of the Holdings Board of Directors, no independent persons qualified to serve on the Holdings
Board of Directors have been found or, if found, are not willing to serve on the Holdings Board of Directors, then the Holdings Board of Directors will engage an independent investment banking, accounting or third party valuation firm to evaluate whether or not it is in the best interests of Holdings that it purchase the SOFTBANK Shares. If such third party determines it is in the best interests of Holdings to purchase the SOFTBANK Shares, Holdings will be obligated to purchase such shares on or before December 31, 2003 for $100,000 in cash and 13,334 shares of Series E
Preferred Stock of Holdings.

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

	Property and Equipment - Property and equipment are recorded at cost. For financial reporting purposes, depreciation is provided for using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements had been amortized over the lesser of the life of the asset or the life of the lease; however remaining leasehold improvements will be amortized over a twelve-month period. During 2002 and 2001, the Company wrote down the value of certain assets by approximately $566,000 and $1,147,000, respectively, in accordance with FAS 144
"Accounting for the Impairment or Disposal of Long-Lived
Assets" which supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (See Note 6).

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

	Long-Lived Assets - The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of by evaluating the carrying value of its long-lived assets in relation to the operating performance and future undiscounted cash flows of the underlying businesses when indications of impairment are present.
Long-lived assets to be disposed of, if any, are evaluated in relation to the net realizable value. The Company has determined that, as of December 31, 2002 and 2001, respectively, there had been no impairment in the carrying value of long-lived assets except as discussed in Notes 3 and 6.

	Accounting For Stock Option Plans - SFAS No. 123,
"Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The
Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees and Related Interpretations".
Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the 1999 Plan been determined at the fair value on the grant dates under the method of SFAS No. 123, the Company's net loss for the years ended December 31, 2002, 2001 and 2000, would have increased to approximately
$12,341,000, $29,571,000 and $104,424,000 respectively.
The increase in net loss would have no effect on the loss per share reported on the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, respectively.

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

	The fair value of each option grant in 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions: weighted-average risk-free interest rates of 1.15%, 3.60%, and 5.00% in 2002, 2001 and 2000, respectively; no dividend yield, expected life of 3 years in 2002, 2001 and 2000 and volatility of 1%. All options were granted at the then fair market value.

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

	Recent Accounting Pronouncements - Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

	The Company recorded a loss on disposal of segment of $16,036,155 in 2000 associated with the discontinuation of the US Equities Business. This amount was comprised of approximately $2,371,000, representing a workforce reduction of 99 employees and approximately $13,665,000, representing the impairment of various assets and liabilities. The amount related to the impairment of various assets and liabilities includes the write off of capitalized software and other intangibles of approximately $8,533,000, a write down in the value of fixed assets of approximately $5,091,000, security deposits of approximately $1,142,000 and other expenses related to office closings and other matters of approximately $874,000 offset by a net reduction in lease obligations and other accrued expenses of approximately $1,975,000. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2003 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. Disposition includes negotiated payments to be made after December 31, 2003.

	Included in the charge in 2000 for net asset impairment, the Company has provided a $4,595,000 reserve related to contract renegotiations and terminations in connection with certain capital and operating leases and certain service and maintenance agreements, including telecommunications network services and computer software and hardware services which were entered into by a subsidiary, US Equities, Inc., in connection with the creation, maintenance and operation of facilities for trading equity securities. This amount is significantly less than the approximate termination charges of approximately $39,800,000 provided in the relevant agreements. The Company believes there are several mitigating factors that would enable it to substantially reduce its outstanding obligations to these creditors.
These factors include: (a) certain termination charges are the subject of bona fide disputes which are expected to be resolved in the Company's favor as a result of negotiation or arbitration; (b) certain service charges included in payments made by the service provider to third parties for services and equipment needed to provide the primary service; (c) the Company may purchase certain equipment outright which is the subject of capital or operating leases thereby substantially mitigating contractual termination charges; (d) the Company may be able to identify potential third party purchasers or lessees or certain equipment having an estimated salvage value of approximately $1,300,000, which is the subject of capital or operating leases, thereby substantially mitigating contractual termination charges; (e) the Company may be able to reach settlements and accords with lessors and service providers based on some combination of partial payments, extended payments, reduced payments or exchanges of equity in lieu of payments. In addition, The Company has forfeited approximately $1,142,000 of security deposits held by certain creditors in connection with the contract renegotiations and terminations. The amount provided represents management's best estimate of the Company's restructured obligations with the lessors and service providers based on currently available information (Note
15).

	During 2001 and January 2002, the Company entered into agreements with three of the companies from which we had previously leased equipment settling all amounts owed by OptiMark to those companies. Settlements took the form of a combination of immediate and deferred cash payments, new preferred stock and, in one case, the purchase of a computer previously leased. At December 31, 2002, the reserve related to contract renegotiations and terminations totaled $13,025,000. This amount is significantly less than the termination charges of approximately $26,981,000 provided in the relevant agreements. The December 31, 2002 reserve represents management's best estimate of the probable and reasonably estimable losses based on the mitigating factors described above and our experience negotiating those settlements already completed.

	Changes in Net Liabilities of Discontinued Operations from December 31, 2001 are summarized below.

						 Paid or	Additional
				 Balance at	 Charged	 Accruals	 Balance
				December 31,	 Against	 And Other	December 31,
				    2001	Liability	Adjustments	   2002
				------------	---------	-----------	------------
Net Liabilities of
Discontinued
Operations			$(13,816,260)	$544,730	$(189,261)	$(13,460,791)
				=============	========	==========	=============

	Results of operations from discontinued operations for the year ended December 31, 2000 are as follows:

Revenues.............................	$    321,258
					------------
Operating expenses (excluding
depreciation and amortization).......	  41,409,888
Depreciation and amortization........	   9,711,431
					   ---------
Total expenses.......................	  51,121,319
					  ----------
Net non-operating expense............	     405,236
					     -------
Loss from discontinued operations....	$(51,205,297)
					=============

	Net liabilities from discontinued operations are composed of the following at December 31:

					     2002	     2001
					     ----	     ----

Current assets......................	$     17,459	$    112,414
Other assets........................	           -	      12,256
Current liabilities.................	 (13,478,250)	 (13,940,930)
					 ------------	 ------------
Net liabilities from
discontinued operations.............	$(13,460,791)	$(13,816,260)
					=============	=============

4.	RELATED PARTY TRANSACTIONS

	In September 1998, the Company entered into the Japan Joint Venture to develop and implement the System for the trading of equity securities in Japan. As of December 31, 1998, OptiMark had made its capital contribution of approximately $69,000 for a 15% interest. It is management's belief that the Company has the ability to exercise significant influence over the Japan Joint Venture through veto power and membership on the board and therefore accounts for its investment in the Japan Joint Venture using the equity method. At December 31, 1999, the Company, in accordance with the equity method of accounting, realized losses up to its capital contribution. In connection with the Japan Joint Venture, the Company entered into a development agreement in principle, whereby the Company provided services on a time and materials basis and was reimbursed at fully allocated cost. On May 23, 2001, OptiMark amended its agreement with Japan OptiMark Systems, Inc. ("JOS") in connection with a proposed restructuring of JOS. Among other terms in the amendment,
(a) OptiMark approved the suspension of JOS' trading system operating on the Osaka Securities Exchange in Japan and (b) JOS agreed to pay to OptiMark maintenance and support amounts through August 31, 2001. On May 31, 2002, the shareholders of JOS elected to dissolve the company.
Amounts earned from the Japan Joint Venture are reported as "Revenue from affiliate" in the Consolidated Statements of Operations and Comprehensive Loss.

	Included in Other Current Assets are loans to an officer of approximately $45,000 at December 31, 2002 and approximately $240,000 at December 31, 2001. The loans to the officers at December 31, 2002 and 2001 incur interest at 6% in each year. On February 7, 2002, a loan to an officer in the amount of $150,000 plus accrued interest was forgiven in accordance with the terms and conditions of the officer's employment agreement. This amount was recorded as additional compensation during the current year. In accordance with the terms of a separation agreement with one of the officers, $50,000 of the loans outstanding as of December 31, 2000 were forgiven in 2001.

	On August 16, 2002, the Company entered into a new one-year employment agreement with an officer of the Company, which provides for annual compensation of $250,000, a guaranteed bonus of $200,000, to be paid ratably over the term of the agreement, a guaranteed bonus of $45,000, paid upon the execution of the agreement and a guaranteed bonus of $80,000, to be paid upon the employment of a full time Chief Executive Officer of Vie. The bonuses of $45,000 and $80,000 were paid in full by December 16, 2002.

	In September 2001, the Company received proceeds of $530,000 from the sale of an investment in a related company. The investment had previously been written off and therefore the proceeds were recorded as a gain on recovery of an investment.

5.	OTHER CURRENT ASSETS AND OTHER ASSETS

				Other Current Assets		    Other Assets
				  2002		  2001		  2002		  2001
				----------------------		----------------------

Prepaid expenses........	$13,026		$123,504	$      -	$      -
Security deposits.......	  1,603		  18,403	 259,435	 837,007
Restricted cash.........	      -		  33,736	       -	       -
Interest receivable.....	  1,605		   9,155	       -	       -
Due from affiliate......	      -	      	       -	  24,533	       -
Loan to officer.........	 45,000		 240,000	       -	       -
Other				  5,856		  22,113	      65	      65
				  -----		  ------	      --	      --
				$67,090		$446,911	$284,033	$837,072
				=======		========	========	========

	Prepaid expenses as of December 31, 2002 and 2001, consists primarily of warranty, support and service agreements for purchased hardware and software. Security deposits consist primarily of deposits with respect to rental property and operating leases (Note 11). Included in restricted cash at December 31, 2001 is a guarantee of approximately $34,000 related to an employee loan.
Interest receivable relates to interest earned, but not yet received, on the Company's loans to the officer.

6.	PROPERTY AND EQUIPMENT

							   2002			    2001
							   ----			    ----

Computer equipment..............................	$3,714,326		$ 7,427,276
Furniture and fixtures..........................	   973,787		    692,797
Software........................................	 1,336,469		  1,676,584
Leasehold improvements..........................	 2,238,891		  1,636,292
							 ---------		  ---------
Total...........................................	 8,263,473		 11,432,949
Less accumulated depreciation and amortization..	 8,240,781		 10,051,514
							 ---------		 ----------
Net property and equipment				$   22,692		$ 1,381,435
							==========		===========

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

	As of December 31, 2002 the Company recorded an impairment of fixed assets in the amount of approximately
$566,000. The impaired assets consisted principally of computers and related equipment, furniture and fixtures, computer software and leasehold improvements that were specifically identified as not used in the Company's continuing operations.

7.	INTANGIBLE ASSETS

	Intangible assets consist of the following at December
31:

						  2002			  2001
						  ----			  ----

Software licenses				$452,654		$452,654
Less: accumulated amortization			 452,654		 393,307
						 -------		 -------
Intangible assets - net				$      -		$ 59,347
						========		========

	In May 1996, the Company sold to HPM, a newly formed limited partnership controlled by the then stockholders of the Company, a royalty-free, perpetual, worldwide license to make, have made, use, sell and distribute products, systems and services, outside of the securities industry field, under the issued OptiMark patent and one other patent application (the "HPM License"), in exchange for a nonrecourse subordinated promissory note in the amount of $650,000 (which was fully reserved for in 1996). In March 1999, the Company entered into a license termination agreement with HPM to terminate the HPM License. In consideration for the termination of the license, the Company issued to HPM 2,000,000 shares of common stock of the Company at $14 per share (fair market value at date of issuance). In connection with the issuance of common stock, the Company recorded an intangible asset in the amount of $28,000,000 to be amortized over a 15-year life. During 1999 HPM paid the Company an aggregate of $767,700 representing full repayment on the note (which represents a portion of amounts previously written off) and interest income of $117,700.

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

	Accrued compensation includes accrued bonuses of approximately $147,000 and accrued vacation of approximately $82,000 as of December 31, 2002 and accrued bonuses of approximately $591,000 and accrued vacation of approximately $550,000 as of December 31, 2001.

9.	FINANCING ACTIVITIES

	On March 21, 2002, the Company entered into a loan agreement with certain of its shareholders (SOFTBANK). Under the terms of the agreement, the Company borrowed $500,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders had the right to require the Company to repay the principal amount of the loan by causing OptiMark to transfer eight shares of Innovations Common Stock and forty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the loan agreement with accrued interest payable in cash at maturity.

	On April 11, 2002, the Company entered into a second loan agreement with these shareholders. Under this second loan agreement, the Company borrowed $570,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The second loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders had the right to require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and fifty-four shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the second loan agreement with accrued interest payable in cash at maturity. The value of the securities transferred at the time of repayment for the loan exceeded the value of the loan by $570,000, which was recorded as a beneficial conversion feature. This amount was charged as interest expense ratably over the life of the loan.

	On May 31, 2002, the Company entered into a third loan agreement with these shareholders. Under this third loan agreement, the Company borrowed $1,650,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The third loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders had the right to require the Company to repay the principal amount of the loan by causing OptiMark to transfer twenty-eight shares of Innovations Common Stock and one hundred fifty-eight shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the third loan agreement with accrued interest payable in cash at maturity.
The value of the securities transferred at the time of repayment for the loan exceeded the value of the loan by $1,640,000, which was recorded as a beneficial conversion feature. This amount was charged as interest expense ratably over the life of the loan.

	On September 17, 2002, the loan the Company executed with these shareholders on March 21, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer eight shares of Innovations' common stock and forty-eight shares of Innovations' Non-Qualified Preferred Stock. The Company recorded a loss of approximately $945,000 on the exchange, which is included in loss on equity investment on the accompanying statement of operations and other comprehensive loss.

	On October 8, 2002, the loan the Company executed with these shareholders on April 11, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twelve shares of Innovations' common stock and fifty-four shares of Innovations' Non-Qualified Preferred Stock.

	On November 27, 2002, the loan the Company executed with these shareholders on May 31, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twenty-eight shares of Innovations' common stock and one hundred fifty-eight shares of Innovations' Non-Qualified Preferred Stock.

	The repayment of the loans resulted in additional paid in capital of $1,433,150.

	On November 27, 2002, the Company entered into a fourth loan agreement with these shareholders. Under this fourth loan agreement, the Company borrowed $750,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fourth loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and seventy-two shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the fourth loan agreement with accrued interest payable in cash at maturity. The value of the securities to be given in consideration at the time of repayment for the loan will exceed the value of the loan by $92,000, which was recorded as a beneficial conversion feature. This amount is being charged as interest expense ratably over the life of the loan.

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

10.	ACCRUED RESTRUCTURING

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

11.	LEASE COMMITMENTS

	Operating Leases - The Company has operating lease obligations for office space, office equipment and computer equipment, which expire at various dates through 2014. The future minimum rental payments under operating leases at December 31, 2002 are as follows:

		2003..........................	$ 1,081,998
		2004..........................	  1,134,513
		2005..........................	  1,153,800
		2006..........................	  1,152,147
		2007..........................	  1,152,147
		Thereafter....................	  7,025,288
						  ---------
		Total.........................	$12,699,893
						===========

	Total rent expense for real estate amounted to approximately $1,324,000, $1,113,000 and $679,000 (net of sublease income of approximately $0, $3,700 and $4,100) for the years ended December 31, 2002, 2001 and 2000, respectively.

	Total rent expense for equipment amounted to approximately $85,000, $167,000 and $728,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.	 SEGMENTS

	As of December 31, 1998, the Company operated in one industry segment, the US Equities Business. As of December 31, 1999, the Company operated in two industry segments, the US Equities Business and the Exchange Solutions
Services Business. As a result of the discontinuation of the US Equities Business, effective September 30, 2000, the Company currently operates in one industry segment, the Exchange Solutions Services Business. Effective in January 2002 the development, sales and marketing efforts of the Exchange Solutions Services Business were suspended. As of that date, the Company's principal business was to hold the securities of OptiMark and, through OptiMark, Innovations and to solicit interest from or opportunities with third parties concerning possible investments and/or strategic alliances, including such transactions with regard to the
Exchange Solutions Services Business.   OptiMark's VWAP
assets utilized in the Vie transaction were part of a general effort to determine ways or utilize OptiMark's technology for trading venues to be owned and operated by OptiMark. OptiMark has continued to develop additional concepts with a very limited team. There is no assurance that these limited development efforts will result in new products or receive the funding necessary for them to continue.

13.	INCOME TAXES

	The tax effected components of deferred income tax assets and liabilities at December 31, 2002 and 2001 are as follows:

					     2002	     2001
					     ----	     ----
Deferred income tax assets:
  Net operating loss and R&D
    credit carryforwards.............	$111,818,000	$107,818,000
  Tax basis of fixed assets,
    capitalized research and
    development costs of other
    intangibles in excess of book
    basis............................	   7,933,000	   7,707,000
  Loss contingency and other reserves	   5,426,000	   9,823,000
  Other..............................	     405,000	     405,000
					     -------	     -------
  Total deferred tax assets..........	 125,582,000	 125,753,000

Less valuation in allowance..........	(125,582,000)	(125,753,000)
					-------------	-------------
				           -		     -
					=============	=============

	Realization of the future tax benefits related to the deferred income tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.
Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	The Company had net operating loss carryforwards of approximately $279,546,000 and $267,103,000 at December 31,
2002 and 2001. The Company also has research and development (R&D) credits available of $3,647,000 at December 31, 2002. The net operating loss carryforward and the research and development credits will expire for federal purposes in 2004 through 2022; the expiration of the net operating loss carryforward for states varies.

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

14.	401(K) EMPLOYEE BENEFIT PLAN

	OptiMark has a 401(k) defined contribution plan (the "Plan"), which covers all full-time employees over the age of 21 as of their initial date of employment. The Plan has no matching requirement. Any future matching will be at the discretion of the Board of Directors. The amounts charged to expense related to the administration of the Plan were approximately $16,200, $19,700 and $12,600 for the years ended December 31, 2002, 2001 and 2000, respectively.

15.	COMMITMENTS AND CONTINGENCIES

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

	Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) (Defendant) and
Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a
Complaint on December 18, 2000. The action seeks possession
of  leased  equipment,  proceeds  from  the sale  of
leased  equipment,  a  deficiency judgment in an
unspecified amount, and fees and costs and interest. Since
the complaint was filed, most, if not all, of the equipment
was returned consensually to Plaintiff.    Based on the
complaint filed in a related action in New Jersey
(described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23,
2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New
Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In
June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease
Agreement for computer equipment leased from Comdisco.
Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments.
Defendant has responded to the complaint and cross-claim by denying its material allegations and asserting special defenses. In December of 2002, Avnet, Inc. amended its cross claim to include a claim for subrogation relating to a payment made on OptiMark's behalf on a guaranty to Finova and now also seeks to collect additional sums against Defendant in an unspecified amount. Defendant intends to defend this action vigorously. In the event a settlement is not reached, the case is scheduled for a jury trial commencing the week of of June 25, 2003. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

	The Company entered into a ten (10) year lease (the "Lease") with Montgomery Associates, L.P. ("Montgomery") on June 26, 1998, with respect to a data center at 30 Montgomery Street, Jersey City, New Jersey (the "Premises"). In December 2002, the Company defaulted on the Lease when it failed to pay its monthly rent. Montgomery commenced an action against the Company in the Superior Court of New Jersey to collect the outstanding rent due under the Lease.

	On January 6, 2003, the Company and Montgomery entered into a Stipulation of Settlement to resolve this litigation. Pursuant to the terms of the Stipulation of Settlement, the Company agreed to cure its default under the Lease by paying Montgomery the sum of $15,000.00 by January 10, 2003 and the sum of $5,549.68 by
January 31, 2003 (collectively, the "Back Rent"). The Company also agreed to continue to make future rental payments to Montgomery as they became due. The Stipulation of Settlement further provided that in the event the Company failed to timely remit the Back Rent, Montgomery could declare the Stipulation of Settlement void and immediately obtain an entry of Judgment for Possession and a Warrant for Removal.

	The Company did not pay Montgomery the Back Rent as required by the Stipulation of Settlement. Accordingly, Montgomery obtained a Judgment for Possession and Warrant for Removal for the Premises, which denied the Company assess to the Premises. The Company does not have any present need for this space. There is, however, certain computer equipment located at the Premises. The Company is presently negotiating with Montgomery to recover this Equipment.

	Although it has obtained a Judgment for Possession for the Premises, Montgomery may also seek monetary damages with respect to the Company's alleged breach of the Lease. However, as of the date hereof, Montgomery has not commenced an action against the Company to obtain such monetary damages.

	Management intends to vigorously contest these suits and threatened suits; however, the likelihood that these claims will result in loss or impairment of an asset is probable with the exception of one matter subject to arbitration as to which the likelihood that this claim will result in loss or impairment of an asset is reasonably possible. Any loss or impairment resulting from any of these suits may have a material impact on the Company's financial position, results of operations and cash flows in future years. An accrual of $13,025,000 with respect to these and other loss contingencies has been recorded by the Company as part of its loss on discontinued operations, which represents management's best estimate of the outcome of the negotiations (Note 3).

	On August 16, 2002, the Company entered into a new one-year employment agreement with an officer of the Company, which provides for annual compensation of $250,000, a guaranteed bonus of $200,000, to be paid ratably over the term of the agreement, a guaranteed bonus of $45,000, paid upon the execution of the agreement and a guaranteed bonus of $80,000, to be paid upon the employment of a full- time Chief Executive Officer of Vie. On October 9, 2002, Vie hired a full time Chief Executive Officer. The bonus amounts were paid in full by December 16, 2002.

16.	REDEEMABLE PREFERRED STOCK

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

	The Series E Preferred Stock is entitled to certain preferences over existing classes of the Company's stock in the event of any voluntary liquidation, dissolution or winding up of the affairs of the Company or any Deemed
Liquidation Event (as defined below) involving the Company, equal to twice its purchase price, plus 80% of proceeds above that amount up to $200 million, plus 76.56% of proceeds above $200 million up to and including $304.5 million, plus 56% of amounts in excess of $304.5 million.
For the purposes of this paragraph, the term "Deemed
Liquidation Event" shall mean any of the following: (i) the Company's sale, conveyance or other disposition of all or substantially all of its assets, (ii) the acquisition of the Company by another entity by means of merger or consolidation resulting in the exchange of the outstanding shares of the Company for securities or consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, unless the stockholders of the Company immediately prior to the consummation of the transaction hold at least 50% of the voting power of the surviving corporation in such a transaction, (iii) the consummation by the Company of a transaction or series of related transactions, including the issuance or sale of voting securities, if the stockholders of the Company immediately prior to such transaction (or, in the case of a series of transactions, the first of such transactions) hold less than 50% of the voting power of the Company immediately after the consummation of such transaction (or, in the case of a series of transactions, the last of such transactions); or (iv) a merger or consolidation of any of the Company's subsidiaries unless, immediately after the effectiveness thereof, the Company or one of its wholly-owned subsidiaries owns all of the outstanding capital stock of the surviving corporation. The Series E Preferred
Stock will vote together with the Company's common stock and have 32 votes per share. Calculated based on shares outstanding as of December 31, 2002, the Series E Preferred
Stock represents 36.9% of the votes of the outstanding common stock (and shares entitled to vote with the common stock) and, in the aggregate, when fully subscribed for, represents 37.3% of the votes of the outstanding common stock (and shares entitled to vote with the common stock).
Holders of the Series E Preferred Stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at the annual rate of $1.20 per share as well as certain preemptive and registration rights.

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

17.	EQUITY

	Authorized Stock - During 1998, the Board of Directors and the stockholders of the Company increased the authorized shares of common stock and preferred stock of the Company by 70,000,000 and 30,000,000 shares, respectively. The Board of Directors has designated
3,547,068 shares of preferred stock as Series A Convertible Participating Preferred Stock, 11,000,000 shares of preferred stock as Series B Convertible Participating Preferred Stock, 8,250,000 shares of preferred stock as Series C Convertible Preferred Stock, 250,000 shares of preferred stock as Series D Convertible Preferred Stock, 1,000,000 shares of preferred stock as Series E Preferred Stock, 7,400,000 shares of preferred stock as Series F Preferred Stock and 300,000 shares of preferred stock as Series G Preferred Stock. As of December 31, 2002 and
2001, the Company had 8,577,932 undesignated shares of preferred stock, respectively, authorized for issuance.

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

	In 1998, a warrant to acquire 42,500 shares of common stock was issued in connection with a master equipment lease agreement with a third party and expires in June
2003. The remaining warrants to acquire 45,000 shares of common stock were granted in 1998 to two consultants of the Company and have an exercise price of $10 (fair market value at date of grant). Of these warrants, 40,000 expire in August 2003 and the remaining 5,000 were exercised in August 1999. The effect of the above warrants in 1998 was an expense of approximately $109,000 (the value using the Black-Scholes Model).

	During 1999, the Company issued to five holders of Series B Preferred Stock, warrants to acquire an aggregate of 1,666,667 shares of its common stock at $10 per share
(fair market value at the date of grant). In connection with such issuance, the Company recorded an expense of approximately $6,786,300 (the value using the Black-Scholes
Model) in 1999. All of these warrants expired unexercised in June 1999. Additionally, warrants to acquire 25,000 shares of common stock were granted to two consultants of the Company. Of these warrants, 5,000 were issued at $10 and expired in January 2002. The effect of this warrant in 1999 was an expense of approximately $6,300 (the value using the Black-Scholes Model). The remaining 20,000, granted to a former board member in consideration for contracted consulting services, were issued at $14 and expire in February 2009. The charge associated with this warrant (utilizing the Black-Scholes Model) was approximately $38,800, to be amortized over the life of the contract. The amount expensed in 1999 was approximately
$24,300 and the balance of $14,500 was expensed in 2000.

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

	During 2002, the Company purchased 2,250,000 shares of Series B Preferred Stock from three investors for a total cost of $2,503. The Series B Preferred Stock was returned to the authorized but unissued preferred shares.

18.	STOCK OPTION PLANS

	Common Stock Option Plan

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

	On September 19, 2000, the Company's board of directors authorized a repricing, which reduced to $.50 per share, the exercise price of all outstanding stock options that had been granted to those employees who remained with the Company after that date. The original options were granted at amounts ranging from $1.83 to $14.00 per share, over several grant dates. A total of 6,298,300 shares related to those employees were repriced. Options for 863,500 shares related to certain eligible employees who did not execute an agreement related to all repriced shares, were not repriced. All outstanding stock options that had been granted to employees who either left the Company prior to September 19, 2000 or whose employment was terminated by the Company as a result of the September 2000 restructuring were not repriced and remain at the original exercise price set at the time of grant. The new exercise price of $.50 per share was based on a determination of the fair market value of the Company's common stock by its board of directors at that date. The repriced options are subject to variable plan accounting. No expense was required for the years ended 2002, 2001 and 2000 as a result of this repricing.

	On voluntary termination an employee has thirty days in which to exercise his or her vested options.

	At December 31, 2002, 2001 and 2000, the components of the Plan consisted of the following:


							  AVERAGE
							 WEIGHTED			EXERCISE
							  SHARES			  PRICE
							  ------			  -----
Options outstanding at January 1, 2000..........	 6,967,060 			$ 6.32

Options granted during 2000.....................	 9,120,600			  5.85
Options exercised during 2000...................	  (116,500)			  1.75
Options canceled during 2000....................	(7,153,490)			  8.55

Options outstanding at December 31, 2000........	 8,817,670			$ 2.39

Options granted during 2001.....................	   673,000			$  .50
Options exercised during 2001...................		 0
Options canceled during 2001....................	(4,564,531)		 	$ 3.34

Options outstanding at December 31, 2001........	 4,926,139			$ 1.27

Options granted during 2002.....................	    20,000			$  .50
Options exercised during 2002...................		 0
Options canceled during 2002....................	(3,025,639) 			$ 1.27

Options outstanding at December 31, 2002........	 1,920,500			$ 1.23

Weighted-average fair value of options
granted during the year 2002....................						$  .02

Weighted-average fair value of options
granted during the year 2001....................						$  .50

Weighted-average fair value of options
granted during the year 2000....................						$ 1.67

Number of options exercisable at December 31, 2000	2,582,177 			$ 3.04

Number of options exercisable at December 31, 2001	2,333,229 			$ 1.27

Number of options exercisable at December 31, 2002	1,478,100 			$ 1.27

         The following table summarizes information about stock options outstanding at December 31, 2002:


					OPTIONS OUTSTANDING		  OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------
					 WEIGHTED
    RANGE OF	 	 NUMBER OF	 AVERAGE	WEIGHTED	  NUMBER	WEIGHTED
    AVERAGE		 REMAINING	  NO. OF	AVERAGE		    OF		AVERAGE
    EXERCISE	  	   SHARES	CONTRACTUAL	EXERCISE	  SHARES	EXERCISE
     PRICES		OUTSTANDING	   LIFE		 PRICE		OUTSTANDING	 PRICE
     ------		-----------	   ----		 -----		-----------	 -----
$  .50 - $ 1.50		1,755,900	   6.63		 $  .50		 1,350,200	 $  .50
$ 1.83 - $ 7.50		   25,400	   4.56		   2.71 	    25,400	   2.71
$10.00 - $14.00		  139,200	   7.01		  10.61		   102,500	  10.82
			  -------					   -------
$  .50 - $14.00		1,920,500	   6.63		 $ 1.26 	 1,478,100	 $ 1.27
			=========					 =========

Series F Preferred Stock Option Plan

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

	At December 31, 2002, the components of the 2001 Plan consisted of the following:


										      Weighted-
										        Average
										      Exercise
							   Shares			Price
							   ------			-----
Options granted during 2001.....................	 5,613,398			$ .10
Options cancelled during 2001...................	   (10,000)			$ .10
Options outstanding at December 31, 2001........	 5,603,398			$ .10
Options granted during 2002.....................	    20,000			$ .10
Options cancelled during 2002...................	(2,153,199)			$ .10
Options outstanding at December 31, 2002........	 3,470,199			$ .10

Weighted-average fair value of options
granted during 2002.............................						$ .01
Weighted-average fair value of options
granted during 2001.............................						$ .10

Number of options exercisable at December
31, 2001........................................	   627,840			$ .10
Number of options exercisable at December
31, 2002........................................	 2,138,012			$ .10

	The weighted-average remaining contractual life for options outstanding at December 31, 2002 as 8.60 years and the weighted-average exercise price of options exercisable at December 31, 2002 was $.10.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	In the opinion of management, the carrying value of cash and cash equivalents, receivables, notes, other assets and current liabilities are a reasonable estimate of their fair value.

20.	LOSS PER SHARE ("EPS")

	Basic and diluted EPS for 2002, 2001 and 2000 was calculated using 33,369,913, 35,004,561 and 36,603,854 weighted-average shares outstanding for the years ended
December 31, 2002, 2001 and 2000, respectively. Due to the net losses incurred in each year, all options and convertible preferred stock were anti-dilutive and therefore excluded from the basic and diluted earnings per share calculation.

21.	SUBSEQUENT EVENTS

	On January 31, 2003, OptiMark amended the employment agreement dated August 16, 2001 to change its chief executive officer's employment status to part-time as of January 15, 2003. Under the terms of the agreement, the chief executive officer is to receive $125,000 in cash and make himself available for service to the Company for ten days from February 1, 2003 to March 31, 2003. After the tenth day of service during this period, the chief executive officer is entitled to receive $2,000 per day. Commencing April 1, 2003, the chief executive officer will receive a salary $2,000 per week and will receive $2,000 per day if he works more than one day in any given week. Under the terms of the agreement, the Company will pay for the continued coverage of the chief executive officer and each of his dependents in the medical, dental, vision and hospitalization programs until December 31, 2003.

	On April 10, 2003 the Company extended the maturity date of a $45,000 loan to its Chief Executive Officer to May 31, 2003.

	On February 6, 2003, the Company entered into a fifth loan agreement with certain of its shareholders. Under this fifth loan agreement, the Company borrowed $940,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fifth loan is secured by substantially all of the assets of the Company.
In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer eighty-nine shares of the Non-Qualified Preferred Stock of Innovations and the reduction of the Company's First Call Right by twenty shares subject to adjustment as provided in the fifth loan agreement with accrued interest payable in cash at maturity.

	On March 19, 2003, subject to execution of definitive documentation, the Company reached a settlement with Finova with respect to the litigation captioned Finova Capital
Corporation (Plaintiff) v. OptiMark Technologies, Inc.,
OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants),
Superior Court of New Jersey - Hudson County. The terms of this settlement provide that the Company will pay
Finova the combined sum of $1,000,000 in the following manner: a) $200,000 within thirty (30) days of the execution of the written settlement agreement; b) $400,000 in January 2004; and c) $400,000 in June 2004. The Company will provide Finova with a consent judgment for the outstanding balance due on the lease agreements in dispute - to be used only in the event of a default under the terms of the settlement agreement.
The exact amount of the consent judgment shall be agreed to by the parties based upon the amount due and owing under the subject leases. In consideration of the foregoing, Finova, upon receipt of the first payment of $200,000, will provide all defendants to the litigation (namely, Optimark
U.S. Equities, Inc., Optimark, Inc., Optimark Holdings,
Inc., Optimark Innovations, Inc. (plead as OTSH, Inc.) and
Vie Financial Group (plead as Ashton Technology Group,
Inc.)) a release for all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Finova against all defendants in the pending litigation. Additionally, Finova also shall cause a Stipulation of Dismissal, with prejudice, to be filed in the pending action.

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	The following table presents unaudited quarterly results of operations for 2002 and 2001. This unaudited information has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, this table includes all adjustments, consisting of only normal recurring adjustments, that are considered necessary for a fair presentation of the Company's financial position and results of operations for the quarters presented.


				    First	   Second	    Third	   Fourth
				    -----	   ------	    -----	   ------
2002
----
Total revenue...........	$         -	$   514,991	$         -	$   191,127
Loss from continuing
operations..............	 (3,291,840)	 (1,164,291)	 (4,551,357)	 (3,143,489)
Loss from continuing
operations per share....	$     (0.10)	$     (0.03)	$     (0.14)	$     (0.09)
Weighted average number
of common shares
outstanding - basic and
diluted.................	 33,369,913	 33,369,913	 33,369,913	 33,369,913

2001
----
Total revenue...........	$ 3,417,965	$ 3,256,355	$ 2,563,682	$ 2,187,720
Loss from continuing
operations..............	 (5,015,167)	 (4,429,067)	 (2,698,036)	 (5,087,695)
Loss from continuing
operations per share....	$     (0.14)	$     (0.12)	$     (0.08)	$     (0.15)
Weighted average number
of common shares
outstanding - basic and
diluted.................	 36,612,557	 36,612,557	 33,475,651	 33,369,913