Form 10QSB
period 2003-03-31
OPTIMARK HOLDINGS INC
filed 2003-05-15
CIK 1062023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

000-30527
(Commission file number)

OPTIMARK HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE
(State or Other Jurisdiction of Incorporation or
Organization)

22-3730995
(I.R.S. Employer Identification No.)

1114 Avenue of the Americas, 22nd floor,
New York, NY
(Address of Principal Executive Offices)

10036
(Zip Code)

(212) 575-9314
(Registrant's telephone Number, including area code)


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

At April 30, 2003, the number of shares outstanding of the registrant's common stock was 33,354,913.

INDEX

PART I
FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2003
	(Unaudited) and December 31, 2002

	Consolidated Statements of Operations and
	Comprehensive Loss for the Three Months Ended
	March 31, 2003 and March 31, 2002 (Unaudited)

	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2003 and March 31,
	2002 (Unaudited)

	Notes to Unaudited Condensed Consolidated
	Financial Statements

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K


FORWARD LOOKING STATEMENTS

	This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on our beliefs and assumptions and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth in Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which such words as "expect," "anticipate," "contemplate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

	Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in or indicated by these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, we do not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
					March 31, 2003
					(Unaudited)	December 31, 2002
					--------------	-----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents............	$      164,591	   $      135,668
  Accounts receivable..................	        94,313 	           95,808
  Other current assets.................	       471,687 	           67,090
					--------------	   --------------
      Total current assets.............	       730,591 	          298,566

PROPERTY AND EQUIPMENT - NET...........	        16,871 	           22,692

OTHER ASSETS...........................	       134,090 	          284,033
					--------------	   --------------

TOTAL ASSETS...........................	$      881,552 	   $      605,291
					==============	   ==============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:
  CURRENT LIABILITIES:
    Accounts payable and
    accrued liabilities................	$      914,519	   $      711,429
    Accrued compensation...............	        69,764 	          229,024
    Loan payable.......................	     1,627,658 	          682,003
    Net liabilities of discontinued
    operations (Note 4)................	    13,441,932 	       13,460,791
    Other current liabilities..........	       105,992 	          104,851
					--------------	   --------------
          Total current liabilities....	    16,159,865 	       15,188,098
					--------------	   --------------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE STOCK
  Series E preferred stock, convertible,
    $0.01 par value; 1,000,000 shares
    authorized; 983,335 issued and
    outstanding at March 31, 2003 and,
    December 31, 2002, respectively....	    14,437,427 	       14,437,427
  Series F preferred stock, $0.01 par
    value; 7,400,000 shares authorized
    and no shares issued and outstanding
    at March 31, 2003 and December 31,
    2002 respectively..................	             - 	                -
  Series G preferred stock, $0.01 par
    value; 300,000 shares authorized,
    issued and outstanding at March 31,
    2003 and December 31, 2002
    respectively.......................	         3,000 	            3,000
					--------------	   --------------

TOTAL MANDATORILY REDEEMABLE STOCK 	    14,440,427 	       14,440,427
					--------------	   --------------

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, authorized and
    unissued 8,577,932 at March 31,
    2003 and December 31, 2002 Series A
    preferred stock, convertible and
    participating, $0.01 par value;
    3,222,068 shares authorized; 925,683
    shares issued and outstanding at
    March 31, 2003 and December 31,
    2002...............................	        9,257 	            9,257
  Series B preferred stock, convertible,
    $0.01 par value; 11,000,000 shares
    authorized; 7,070,000 and 8,570,000
    shares issued and outstanding at
    March 31, 2003 and December 31,
    2002...............................	       70,700 	           85,700
  Series C preferred stock, convertible,
    $0.01 par value; 8,250,000 shares
    authorized, issued and outstanding
    at March 31, 2003 and December 31,
    2002...............................	       82,500 	           82,500
  Series D preferred stock, convertible,
    $0.01 par value; 250,000 shares
    authorized, issued and outstanding
    at March 31, 2003 and December 31,
    2002...............................	        2,500 	            2,500
  Common stock, $0.01 par value;
    150,000,000 shares authorized;
    33,354,913 and 33,369,913 shares
    issued and outstanding at March 31,
    2003 and December 31, 2002,
    respectively, of which 3,242,644
    are held as treasury stock at
    March 31, 2003 and December 31,
    2002, respectively.................	      365,975 	          366,126
  Warrants, common stock...............	   35,686,523 	       35,686,523
  Additional paid-in capital...........	  310,175,449 	      310,074,976
  Accumulated deficit..................	 (375,869,638)	     (375,247,045)
  Accumulated other comprehensive loss.	     (242,005)	          (83,770)
  Treasury stock.......................	           (1)	               (1)
					-------------	   --------------
       TOTAL STOCKHOLDERS' DEFICIENCY..	  (29,718,740)	      (29,023,234)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY...............	$     881,552 	   $      605,291
					=============	   ==============

See notes to consolidated financial statements


OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31,

							     2003		     2002
							  Unaudited		  Unaudited
							------------		------------
EXPENSES:
  Sales and marketing..........................		           -		     313,848
  Research and development.....................		           -		   1,462,859
  General and administrative...................		     508,551 		   1,124,042
  Depreciation and amortization................		       5,821 		     390,833
							------------		------------
      Total operating expenses.................		     514,372 		   3,291,582

OTHER (INCOME) EXPENSE:
  Interest income..............................		        (984)		      (4,139)
  Interest expense.............................		     109,205 		       4,397
							------------		------------
      Total other expense......................		     108,221 		         258
							------------		------------

LOSS FROM CONTINUING OPERATIONS................		    (622,593)		  (3,291,840)

DISCONTINUED OPERATIONS:
  Loss on disposal of discontinued operations..		           -   		     (69,827)
							------------		------------
  Loss from discontinued operations............		           -   		     (69,827)
							------------		------------

Loss before minority interest..................		    (622,593)		  (3,361,667)

Minority interest in loss of subsidiary........		           -   		     102,638

NET LOSS.......................................		    (622,593)		  (3,259,029)

OTHER COMPREHENSIVE INCOME (LOSS):
  Foreign currency translation adjustments.....		    (158,235)		         212
							------------		------------

COMPREHENSIVE LOSS.............................		$   (780,828)		$ (3,258,817)
							============		============

LOSS PER SHARE - BASIC AND DILUTED:
  Continuing operations........................		$      (0.02)		$      (0.09)
							------------		------------
  Discontinued operations......................		$          -   		$          -
							------------		------------
  Total loss per share.........................		$      (0.02)		$      (0.09)
							------------		------------
  Weighted average number of common
  shares outstanding - basic and diluted.......		  33,366,413 		  36,369,913
							============		============

See notes to consolidated financial statements


OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

							   2003			     2002
							(Unaudited)		 (Unaudited)
							-----------		------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss....................................		$ (622,593)		$ (3,259,029)
   Deduct loss from discontinued operations....		         - 		     (69,827)
							----------		------------
   Loss from continuing operations.............		  (622,593)		  (3,189,202)
   Adjustments to reconcile net loss from
   continuing operations to net cash used
   in continuing operations:
       Depreciation and amortization...........		     5,821 		     390,833
       Noncash interest expense................		   108,977 		           -
       Minority interest in income of
       subsidiary..............................		         - 		    (102,638)
       Gain on sale of assets..................		    (7,500)		    (333,924)
   Changes in operating assets and liabilities:
       Receivables.............................		     1,495 		     774,180
       Other assets............................		  (254,654)		     409,853
       Accounts payable and accrued
       liabilities.............................		  (114,405)		    (417,487)
       Other liabilities.......................		     1,141 		    (135,957)
							----------		------------
   Net cash used in continuing operations......		  (881,718)		  (2,604,342)
							----------		------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment.........		         - 		     (12,000)
   Proceeds from disposal of assets............		     7,500 		     380,980
							----------		------------
       Net cash provided by
       investing activities....................		     7,500 		     368,980
							----------		------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of preferred
   stock.......................................		         - 		     806,572
   Proceeds from shareholder loan..............		   940,000 		     500,000
   Payments for issuance costs.................		   (18,000)		           -
							----------		------------
       Net cash provided by
       financing activities....................		   922,000 		   1,306,572
							----------		------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS...............................		$   47,782 		    (928,790)

NET CASH USED IN DISCONTINUED OPERATIONS.......		   (18,859)		    (482,821)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE
PERIOD.........................................		   135,668 		   1,624,017
							----------		------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD...		$  164,591 		$    212,406
							==========		============

Supplemental disclosure of cash flow
information:
   Cash payments for interest - continuing
   operations..................................		$      228 		$      4,397

Non-cash transaction
   Purchase of software license................		$        -		$  3,000,000

See notes to consolidated financial statements


OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

	On December 28, 2001, OptiMark formed a then majority-owned subsidiary, OptiMark Innovations Inc. (formerly known as OTSH,
Inc. and referred to below as "Innovations"). Innovations was capitalized on December 31, 2001, and at that time OptiMark held a 67% voting interest and the remaining interest was held by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors' Fund LP (collectively, "SOFTBANK").
Innovations has authorized capital stock of 7,000 shares of common stock, par value $.01 per share (the "Innovations Common Stock"), and 3,000 shares of preferred stock, par value $.01 per share (the "Innovations Preferred Stock"). Innovations has designated 2,000 shares of Innovations Preferred Stock, as "Non-Qualified Preferred Stock," which has a cumulative preferred dividend at an annual rate of $500 per share, payable when and if declared by the Board of Directors of Innovations.
The liquidation preference of the Non-Qualified Preferred Stock is equal to $10,000 per share plus the aggregate amount of accrued and unpaid dividends or distributions. The Non-
Qualified Preferred Stock is also subject to a mandatory redemption, at a price equal to the liquidation preference amount, in four equal quarterly installments on December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017.
Innovations designated 1,000 shares of Innovations Preferred
Stock as "Series B Preferred Stock," which has a cumulative preferred dividend at an annual rate of $519.21 per share, payable when and if declared by the Board of Directors of Innovations. The liquidation preference of the Series B
Preferred Stock is equal to $10,389.61 per share plus the aggregate amount of accrued and unpaid dividends or distributions. On December 31, 2001, OptiMark received 200 shares of Innovations Common Stock in exchange for a cash payment of $500,000 and 2,000 shares of Non-Qualified Preferred Stock in exchange for the transfer to Innovations of certain intangible assets consisting of software, a patent application and other assets relating to a securities trading technology which is under development (the "Assets"). The stated value of the Non-Qualified Preferred Stock was the result of the evaluation by the Board of Directors of Innovations of the value of the Assets based, in part, upon preliminary discussions with independent parties regarding an approximate $10,000,000 investment for a one-third interest in Innovations. SOFTBANK received 100 shares of Innovations Common Stock (the "SOFTBANK Shares") for $250,000 cash. Simultaneously, SOFTBANK's remaining obligation to purchase shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock") from Holdings pursuant to that certain Series E Preferred Stock Purchase Agreement, dated as of June 29, 2001 (as amended on August 16,
2001 and November 16, 2001), by and among Holdings and SOFTBANK was reduced by $250,000. Upon its formation and initial capitalization, Innovations' aggregate assets consisted of the Assets and $750,000 in cash. The principal business of Innovations is to hold an interest in Vie Financial Group, Inc. ("Vie", formerly known as The Ashton Technology Group, Inc.) for the benefit of the shareholders of Holdings and Innovations.

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

	As of the Closing Date, Innovations owns approximately 80% of the fully-diluted outstanding shares of Vie Common Stock calculated as of May 3, 2002. Fully-diluted shares include the outstanding shares of the Vie Common Stock and (i) shares of any series of capital stock of Vie or its subsidiaries that vote together with the Vie Common Stock, (ii) any outstanding options issued to employees and third parties and (iii) shares of the Vie Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 7% of the fully-diluted shares of the Vie Common Stock, calculated as of May 3, 2002.

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

2.  PRESENTATION

	Presentation - The accompanying unaudited, condensed, consolidated financial statements include the accounts of the Company. In the opinion of management, all adjustments have been made which are of a normal recurring nature, so as to fairly state the results for the interim periods. All significant intercompany transactions and balances have been eliminated. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. The nature of the Company's business is such that the results of an interim period are not necessarily indicative of the results for a full year. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited financial statements as of December 31, 2002 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on May 9, 2003.

	The accompanying unadited, condensed, consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. The Company is currently exploring financing opportunities including borrowing cash from certain of its shareholders that would be secured by shares of Innovations Common Stock and/or Non-Qualified Preferred Stock owned by Optimark. Accodingly, if the Company is unable to raise additional cash, the Company will face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities and continue to borrow money or raise capital, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of capital stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations will be reduced accordingly. This will reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance tha the Company's holdings in Innovations will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

	Accounting For Stock Option Plans - SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and
Related Interpretations". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the 1999 Plan been determined at the fair value on the grant dates under the method of SFAS No. 123, the Company's net loss for the quarters ended March 31, 2003 and 2002, would have remained unchanged.

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

3.  DISCONTINUED OPERATIONS

	Changes in Net Liabilities of Discontinued Operations from December 31, 2002 to March 31, 2003 is as follows:


							 Paid or	Additional
				Balance at		 Charged	 Accruals		  Balance
				 December		 Against	 and Other		 March, 31
				 31, 2002		Liability	Adjustments		    2003
				----------		---------	-----------		-----------
Net Liabilities
of Discontinued
Operations........	(13,460,791)	18,859	     -		(13,441,932)

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

	On February 6, 2003, the Company entered into a fifth loan agreement with certain of its shareholders. Under this fifth loan agreement, the Company borrowed $940,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fifth loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer eighty-nine shares of the Non-Qualified Preferred Stock of Innovations and the reduction of the Company's First Call Right by twenty shares subject to adjustment as provided in the fifth loan agreement with accrued interest payable in cash at maturity. The value of the securities to be given in consideration at the time of repayment for the loan will exceed the value of the loan by $103,000, which was recorded as a beneficial conversion feature. This amount is being charged as interest expense ratably over the life of the loan.

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

6.  COMMITMENTS AND CONTINGENCIES

	OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on May 9, 2003.

	SETTLEMENT REACHED-AWAITING SETTLEMENT DOCUMENTS FROM PLAINTIFF Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. Pursuant to motions filed by the Plaintiff, Innovations and Vie were added as defendants in the case. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case.

	On March 19, 2003, subject to execution of definitive documentation, we reached a settlement with Finova. The terms of this settlement provide that we will pay Finova the combined sum of $1,000,000 in the following manner: a) $200,000 within thirty (30) days of the execution of the written settlement agreement; b) $400,000 in January 2004; and c) $400,000 in June 2004. We will provide Finova with a consent judgment for the outstanding balance due on the lease agreements in dispute - to be used only in the event of a default under the terms of the settlement agreement. The exact amount of the consent judgment shall be agreed to by the parties based upon the amount due and owing under the subject leases. In consideration of the foregoing, Finova, upon receipt of the first payment of $200,000, will provide all defendants to the litigation (namely, Optimark U.S. Equities, Inc., Optimark, Inc., Optimark Holdings, Inc., Optimark Innovations, Inc. (plead as OTSH, Inc.) and Vie Financial Group (plead as Ashton Technology Group, Inc.)) a release for all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Finova against all defendants in the pending litigation. Additionally, Finova also shall cause a Stipulation of Dismissal, with prejudice, to be filed in the pending action.
Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc.
(now known as OptiMark US Equities, Inc.) (Defendant) and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from the sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Plaintiff.
Based on the complaint filed in a related action in New Jersey (described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23, 2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. Defendant has responded to the complaint and cross-claim by denying its material allegations and asserting special defenses. In December of 2002, Avnet, Inc. amended its cross claim to include a claim for subrogation relating to a payment made on OptiMark's behalf on a guaranty to Finova and now also seeks to collect additional sums against Defendant in an unspecified amount. Defendant intends to defend this action vigorously. In the event a settlement is not reached, the case is scheduled for a jury trial commencing the week of June 25, 2003. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

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

	The Company did not pay Montgomery the Back Rent as required by the Stipulation of Settlement. Accordingly, Montgomery obtained a Judgment for Possession and Warrant for Removal for the Premises, which denied the Company access to the Premises. The Company does not have any present need for this space. There is, however, certain computer equipment located at the Premises. The Company is presently negotiating with Montgomery to recover this equipment.

	Although it has obtained a Judgment for Possession for the Premises, Montgomery may also seek monetary damages with respect to the Company's alleged breach of the Lease. However, as of the date hereof, Montgomery has not commenced an action against the Company to obtain such monetary damages.


7.  SUBSEQUENT EVENTS

	On April 10, 2003 the Company extended the maturity date of a $45,000 loan to its Chief Executive Officer to May 31, 2003.


ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Discontinued and Suspended Operations

	On September 19, 2000, the Company discontinued its US Equities Business. The Company discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the consolidated financial statements and prior periods have been reclassified to conform to this presentation. The discussion of results of operations in this section relates only to the Company's Exchange Solutions Services Business. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2003 as a result of the continuing settlement negotiations with certain companies from which we had previously leased equipment. This disposition includes negotiated payments to be made after December 31, 2003.

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

Continuation as a Going Concern

	The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. The Company is currently exploring financing opportunities including borrowing cash from certain of its shareholders that would be secured by shares of Innovations Common Stock and/or Non-Qualified Preferred Stock owned by OptiMark. Accordingly, if the Company is unable to raise additional cash by the end of May 2003, the Company will face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities and continue to borrow money or raise capital, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of capital stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations will be reduced accordingly. This will reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

History of Losses

	OptiMark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of March 31, 2003, the Company's accumulated deficit was approximately $375,870,000.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 2002

	Operating Expenses. Operating expenses for the three months ended March 31, 2003 totaled approximately $514,000 as compared to approximately $3,292,000 for the three months ended March 31, 2002. The following is a discussion of the changes as it relates to each of the components:

	Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2003 totaled $0 as compared to approximately $314,000 for the three months ended March 31, 2002. The decrease of $314,000 was due to the reduction of resources expended on sales and marketing activities, pursuant to the suspension of the Exchange Solutions Services Business and the Company's transition to holding company status.

	Research and Development. Research and development expense totaled $0 for the three months ended March 31, 2003 compared to approximately $1,463,000 for the three months ended March 31, 2002. The decrease of $1,463,000 to was due to the reduction of resources expended on research and development activities, pursuant to the suspension of the Exchange Solutions Services Business and the Company's transition to holding company status.

	General and Administrative. General and administrative expense totaled approximately $509,000 for the three months ended March 31, 2003 as compared to approximately $1,124,000 for the three months ended March 31, 2002. The decrease of $615,000 is primarily due to a general reduction in expenses pursuant to the Company's transition to holding company status. The significant reductions occurred in personnel related expenses, corporate insurance expense and professional fees.

	Depreciation and Amortization. Depreciation and amortization expense totaled approximately $6,000 for the three months ended March 31, 2003 as compared to approximately
$391,000 for the three months ended March 31, 2002. The decrease of $385,000 is primarily due to the write off of assets deemed permanently impaired during the latter part of 2002.

	Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents and interest expense on loans. Other expense, net, was approximately $108,000 for the three months ended March 31, 2003 as compared to other expense, net of approximately $300 for the three months ended March 31, 2002. The increase of $107,700 is due to interest incurred on the shareholder loans and the beneficial conversion feature of the loans.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31, 2003, OptiMark's principal sources of liquidity consisted of approximately $165,000 of cash and cash equivalents as compared to approximately $212,000 of cash and cash equivalents as of March 31, 2002.

	Net cash used in continuing operating activities for the three months ended March 31, 2003 was approximately $882,000 and net cash used in operating activities for the three months ended March 31, 2002 was approximately $2,604,000. The change in net operating cash flows was attributable to net losses in both periods, partially reduced by non-cash charges such as depreciation and amortization, non-cash interest expense, minority interest in income of subsidiary and gain on disposal of assets. The fluctuation between periods was also affected by net changes in working capital.

	Net cash provided by investing activities was approximately $8,000 for the three months ended March 31, 2003 and net cash provided by investing activities was approximately $369,000 for the three months ended March 31, 2002. The cash provided by investing activities in 2003 and 2002 primarily consisted of the proceeds received from the sale of assets, chiefly computer equipment.

	Net cash provided by financing activities for the three months ended March 31, 2002 was approximately $922,000 and net cash provided by financing activities for the three months ended March 31, 2002 was approximately $1,307,000. In 2003, cash was provided from a shareholder loan. In 2002, cash was provided from the sale of Series E Cumulative Preferred Stock ("Series E Preferred") and a shareholder loan.

	The results indicated for continuing operations in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 are not necessarily indicative of the spending rates for the continuing operations.

ITEM 3.  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

	OptiMark and certain of its subsidiaries are subject to the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on May 9, 2003.

	SETTLEMENT REACHED-AWAITING SETTLEMENT DOCUMENTS FROM PLAINTIFF Finova Capital Corporation (Plaintiff) v. OptiMark Technologies, Inc., OptiMark, Inc. and OptiMark Holdings, Inc. (Defendants), Superior Court of New Jersey - Hudson County. Plaintiff filed this action on June 15, 2001, asserting claims that allegedly arise out of an equipment lease agreement pursuant to which it is alleged that OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) agreed to lease certain equipment. Plaintiff contends that OptiMark Technologies, Inc. breached the equipment lease by, among other things, failing to pay the amounts due under the equipment lease. Based on these allegations, Plaintiff has made claims for breach of contract, tortuous interference, fraudulent conveyance of such equipment lease agreement and/or the related equipment and/or other assets from OptiMark Technologies, Inc. to OptiMark, Inc. and/or OptiMark Holdings, Inc. and damages in unspecified amounts exceeding $6,000,000, plus interest, late charges, litigation costs and expenses, and reasonable counsel fees. In the fourth quarter of 2001, most, if not all, of the equipment that was the subject of the equipment lease was returned consensually to Plaintiff. Pursuant to motions filed by the Plaintiff, Innovations and Vie were added as defendants in the case. On February 14, 2002, Plaintiff made a motion to add Innovations as a defendant in the case.

	On March 19, 2003, subject to execution of definitive documentation, we reached a settlement with Finova. The terms of this settlement provide that we will pay Finova the combined sum of $1,000,000 in the following manner: a) $200,000 within thirty (30) days of the execution of the written settlement agreement; b) $400,000 in January 2004; and c) $400,000 in June 2004. We will provide Finova with a consent judgment for the outstanding balance due on the lease agreements in dispute - to be used only in the event of a default under the terms of the settlement agreement. The exact amount of the consent judgment shall be agreed to by the parties based upon the amount due and owing under the subject leases. In consideration of the foregoing, Finova, upon receipt of the first payment of $200,000, will provide all defendants to the litigation (namely, Optimark U.S. Equities, Inc., Optimark, Inc., Optimark Holdings, Inc., Optimark Innovations, Inc. (plead as OTSH, Inc.) and Vie Financial Group (plead as Ashton Technology Group, Inc.)) a release for all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Finova against all defendants in the pending litigation. Additionally, Finova also shall cause a Stipulation of Dismissal, with prejudice, to be filed in the pending action.
Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc.
(now known as OptiMark US Equities, Inc.) (Defendant) and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from the sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Plaintiff.
Based on the complaint filed in a related action in New Jersey (described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23, 2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark is liable to Avnet for any such payments. Defendant has responded to the complaint and cross-claim by denying its material allegations and asserting special defenses. In December of 2002, Avnet, Inc. amended its cross claim to include a claim for subrogation relating to a payment made on OptiMark's behalf on a guaranty to Finova and now also seeks to collect additional sums against Defendant in an unspecified amount. Defendant intends to defend this action vigorously. In the event a settlement is not reached, the case is scheduled for a jury trial commencing the week of June 25, 2003. The outcome of this litigation cannot be predicted at this time, although it may have a material affect on the Company's financial condition and results of operations.

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

	The Company did not pay Montgomery the Back Rent as required by the Stipulation of Settlement. Accordingly, Montgomery obtained a Judgment for Possession and Warrant for Removal for the Premises, which denied the Company access to the Premises. The Company does not have any present need for this space. There is, however, certain computer equipment located at the Premises. The Company is presently negotiating with Montgomery to recover this equipment.

	Although it has obtained a Judgment for Possession for the Premises, Montgomery may also seek monetary damages with respect to the Company's alleged breach of the Lease. However, as of the date hereof, Montgomery has not commenced an action against the Company to obtain such monetary damages.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

	None.

B.	Reports on Form 8-K

	Form 8-K, filed February 12, 2003, responding to Items
5 and 7. The Report related to the loan executed between the Company and certain of its shareholders and a revised employment agreement executed between the Company and its Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OPTIMARK HOLDINGS, INC.

May 15, 2003



	/s/  Robert J. Warshaw
By:_____________________________
   Name:  Robert J. Warshaw
   Title: Chief Executive Officer
          and Principal Financial
          and Accounting Officer


CERTIFICATION
BY PRINCIPAL EXECUTIVE AND
FINANCIAL OFFICER
PURSUANT TO RULE 13a-14

I, Robert J. Warshaw, Certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of
Optimark Holdings, Inc.;

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

6.	I have indicated in this quarterly report whether or not
there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

							/s/ Robert J. Warshaw
						_______________________________
						Robert J. Warshaw
						Chief Executive Officer,
						Director and Principal Financial
						and Accounting Officer