Form 10QSB
period 2003-06-30
OPTIMARK HOLDINGS INC
filed 2003-08-14
CIK 1062023

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549

                  FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No //

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      At June 30, 2003, the number of shares outstanding of the registrant's common stock was 33,354,913.

INDEX

PART I
FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2003
         (Unaudited) and December 31, 2002

         Consolidated Statements of Operations and
         Comprehensive Loss for the Three Months and Six
         Months Ended June 30, 2003 and June 30, 2002
         (Unaudited)

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2003 and June 30, 2002
         (Unaudited)

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

	Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risks discussed in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report. Our future results and stockholder values may differ materially from those expressed in or indicated by these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements after the filing of this Quarterly Report, even if new information, future events or other circumstances have made them incorrect or misleading. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

                   OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                      June 30, 2003    December 31, 2002
                                        (Unaudited)       (Audited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents               $ 1,264           $135,668
  Accounts receivable                      67,706             95,808
  Other current assets                    377,362             67,090
          Total current assets            446,332            298,566

PROPERTY AND EQUIPMENT - NET               11,246             22,692

OTHER ASSETS                               50,866            284,033

TOTAL ASSETS                             $508,444           $605,291


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES:

  CURRENT LIABILITIES:
    Accounts payable and accrued
    liabilities                        $1,079,283           $711,429
    Accrued compensation                   68,391            229,024
    Loan payable                          957,289            682,003
    Net liabilities of discontinued
     operations (Note 4)               13,479,336         13,460,791
    Other current liabilities             105,032            104,851
     Total current liabilities         15,689,331         15,188,098


COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE STOCK
  Series E preferred stock, convertible,
   $0.01 par value; 1,000,000 shares
   authorized; 983,333 issued and outstanding
   at June 30, 2003 and December 31,
   2002, respectively                  14,437,427         14,437,427
  Series F preferred stock, $0.01 par
   value; 7,400,000 shares
   authorized and no shares
   issued and outstanding at
   June 30, 2003 and December
   31, 2002 respectively                   -                  -
  Series G preferred stock, $0.01 par
   value; 300,000 shares authorized,
   issued and outstanding at June
   30, 2003 and December 31, 2002,
   respectively                            3,000               3,000

TOTAL MANDATORILY REDEEMABLE
STOCK                                 14,440,427          14,440,427


STOCKHOLDERS' DEFICIENCY:
  Preferred stock, authorized and
   unissued 8,577,932 at June
   30, 2003 and December 31, 2002
  Series A preferred stock, convertible
   and participating, $0.01 par
   value; 3,222,068 shares authorized;
   925,683 shares issued and
   outstanding at June 30, 2003
   and December 31, 2002                   9,257               9,257
  Series B preferred stock, convertible,
   $0.01 par value; 11,000,000
   shares authorized; 8,570,000 and
   7,070,000 shares issued and
   outstanding at June 30, 2003 and
   December 31, 2002                      70,700              85,700
  Series C preferred stock, convertible,
   $0.01 par value; 8,250,000 shares
   authorized, issued and outstanding
   at June 30, 2003 and December
   31, 2002                               82,500              82,500
  Series D preferred stock, convertible,
   $0.01 par value; 250,000 shares
   authorized, issued and outstanding
   at June 30, 2003 and December
   31, 2002                                2,500               2,500
  Common stock, $0.01 par value;
   150,000,000 shares authorized;
   33,369,913 and 33,354,913 shares
   issued and outstanding at June
   30, 2003 and December 31, 2002,
   respectively, of which
   3,242,644 and no shares are held
   as treasury stock at June 30, 2003
   and December 31, 2002,
   respectively                          365,975             366,126
  Warrants, common stock              35,686,523          35,686,523
  Additional paid-in capital         310,963,418         310,074,976
  Accumulated deficit               (376,384,988)       (375,247,045)
  Accumulated other
  comprehensive loss                    (417,198)            (83,770)
  Treasury stock                              (1)                 (1)
      TOTAL STOCKHOLDERS'
      DEFICIENCY                     (29,621,314)        (29,023,234)


TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIENCY                              $508,444            $605,291

See notes to consolidated financial
statements


                 OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30

                             Three Months Ended       Six Months Ended
                                  June 30                 June 30
                              2003        2002        2003        2002
                           Unaudited   Unaudited   Unaudited   Unaudited
REVENUE:
  Revenue from affiliate $      -     $514,991    $    -       $514,991
  Revenue, other                -          -           -            -
   Total revenue                -      514,991         -        514,991

EXPENSES:
  Sales and marketing           -       81,650         -        395,498
  Research and
   development                  -      243,150         -      1,706,009
  General and
   administrative           325,058    224,297     833,609    1,682,263
  Depreciation and
   amortization               5,624     18,749      11,445      409,582
     Total operating
     expenses               330,682    567,845     845,054    4,193,352

OTHER (INCOME) EXPENSE:
  Interest income              (770)    (1,542)     (1,754)      (5,681)
  Interest expense          117,689    316,390     226,894      320,787
  Gain on disposal of
   assets                    (7,500)    (5,513)     (7,500)    (339,437)
  Equity in loss of
   investee                     -      802,102         -        802,102
       Total other
       expense              109,419  1,111,437     217,640      777,771

LOSS FROM CONTINUING
OPERATIONS                 (440,101)(1,164,291) (1,062,694)  (4,456,132)

DISCONTINUED OPERATIONS:
  Gain (Loss) on disposal
   of discontinued
   operations               (75,249)  (113,825)    (75,249)    (183,652)
  Loss from discontinued
   operations               (75,249)  (113,825)    (75,249)    (183,652)

NET INCOME (LOSS)          (515,350)(1,278,116) (1,137,943)  (4,639,784)

OTHER COMPREHENSIVE
INCOME (LOSS):
  Foreign currency
   translation adjustments  (58,467)     9,740    (216,702)       9,952

COMPREHENSIVE INCOME
(LOSS)                    $(573,817)(1,268,376) (1,354,645)  (4,629,832)

LOSS PER SHARE - BASIC
AND DILUTED:
  Continuing operations      $(0.01)    $(0.03)     $(0.03)      $(0.13)
  Discontinued operations    $(0.01)        -       $(0.01)      $(0.01)
  Total loss per share       $(0.02)    $(0.03)     $(0.04)      $(0.14)

Weighted average number
of common shares
  Basic and diluted      33,360,361  33,369,913  33,360,361  33,369,913

See notes to consolidated
financial statements


                OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30

                                          2003              2002
                                       (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (income) loss                 $(1,137,943)      $(4,639,784)

  Deduct loss from
   discontinued operations              (75,249)         (183,652)

  Loss from continuing
   operations                        (1,062,694)       (4,456,132)

  Adjustments to reconcile
   net loss from continuing
   operations to net cash
   used in continuing operations:
     Depreciation and amortization       11,445           409,582
     Noncash interest expense           226,578           275,000
     Equity in loss of
     unconsolidated subsidiary              -             802,102
     Gain on disposal of assets          (7,500)         (339,437)

  Changes in operating assets
   and liabilities:
     Accounts Receivable                 28,102           759,180
     Other current assets              (310,272)          248,008
     Other assets                       233,167          (184,734)
     Accounts payable and
      accrued liabilities                34,426          (133,994)
     Accounts compensation             (160,633)         (990,180)
     Other current liabilities              181	         (695,822)
     Other liabilities                       -	           14,371

  Net cash used in continuing
   operations                        (1,007,200)       (4,292,056)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment        -            (12,000)
  Proceeds from sale of assets            7,500           387,088
   Net cash provided by
    investing activities                  7,500           375,088

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance
   of preferred stock                        -            806,572
  Proceeds from shareholder loan        940,000         2,720,000
  Payments for issuance costs           (18,000)              -
     Net cash provided by
     financing activities               922,000         3,526,572

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                       (77,700)         (390,396)

NET CASH USED IN
 DISCONTINUED OPERATIONS                (56,704)         (495,387)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF THE PERIOD                135,668         1,624,017

CASH AND CASH EQUIVALENTS,
 END OF THE PERIOD                       $1,264          $738,234


Non-cash financing activities:
 Investment in unconsolidated
  subsidiary                           $   -           $4,290,705
 Beneficial conversion feature
  of loan payable                      $940,000	       $1,650,000
 Noncash loan repayment                $787,969        $    -

See notes to consolidated financial statements


OPTIMARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

As of the Closing Date, Innovations owned approximately 80% of the fully-diluted outstanding shares of Vie Common Stock calculated as of May 3, 2002. Fully-diluted shares include the outstanding shares of the Vie Common Stock and (i) shares of any series of capital stock of Vie or its subsidiaries that vote together with the Vie Common Stock, (ii) any outstanding options issued to employees and third parties and (iii) shares of the Vie Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 9% of the fully-diluted shares of the Vie Common Stock, calculated as of May 3, 2002.

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

The accompanying unaudited, condensed, consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. The Company is currently exploring financing opportunities including borrowing cash from certain of its shareholders that would be secured by shares of Innovations Common Stock and/or Non-Qualified Preferred Stock owned by OptiMark. Accordingly, if the Company is unable to raise additional cash, the Company will face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities and continue to borrow money or raise capital, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of capital stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations will be reduced accordingly. This will reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Accounting For Stock Option Plans - SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the 1999 Plan been determined at the fair value on the grant dates under the method of SFAS No. 123, the Company's net loss for the quarters ended June 30, 2003 and 2002, would have remained unchanged.

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

3.  DISCONTINUED OPERATIONS

	Changes in Net Liabilities of Discontinued Operations from December 31, 2002 to June 30, 2003 is as follows:

                                Paid or   Additional
                  Balance at    Charged   Accruals and  Balance at
                  December 31,  Against   Other         June 30,
                  2002          Liability Adjustments   2003
Net
Liabilities
of
Discontinued
Operations       (13,460,791)    56,704   (75,249)     (13,479,336)

4.  FINANCING ACTIVITIES

On February 4, 2002, Vie and Innovations entered into a securities purchase agreement (as amended on March 6, 2002 and May 3, 2002, the "Securities Purchase Agreement"). Pursuant to the terms of the Securities Purchase Agreement, Innovations purchased 608,707,567 shares of Vie common stock in exchange for $7,272,727 in cash and intellectual property and other non-cash assets of Innovations valued by Vie and Innovations for the purposes of the Securities Purchase Agreement at $20 million. The value ascribed to the intellectual property and other non-cash assets by OptiMark Innovations was based in part on preliminary discussions with a potential investor in Innovations. Neither Vie nor Innovations obtained an appraisal or other third party valuation of the fair market value of the intellectual property and other non-cash assets. There can be no assurance that the fair market value of the intellectual property and other non-cash assets is equal to the value ascribed to these assets by Innovations in the Securities Purchase Agreement.

On May 7, 2002 (the "Closing Date"), Innovations and Vie closed the transactions contemplated by the Securities Purchase Agreement.

In addition, pursuant to the terms of the Securities Purchase Agreement, Innovations loaned approximately $2.7 million in cash to Vie in exchange for the Note. The Note will mature in five years, may, at the option of Innovations, be convertible into shares of Vie Common Stock at a rate of $.0515838 per share (subject to customary anti-dilution adjustments after the closing) and will accrue interest at a rate of 7.5% per annum. Currently, the Note is convertible into 52,870,757 shares of Vie Common Stock. The Note is secured by a pledge and security agreement pursuant to which Innovations has received a blanket lien on Vie's assets, including, without limitation, the pledge of the equity interests of Vie and Universal Trading Technologies Corporation, a Delaware corporation and majority-owned subsidiary of Vie ("UTTC"), in each of ATG Trading LLC, wholly-owned subsidiary of Vie, Electronic Market Center, Inc., a majority-owned subsidiary of Vie, Ashton Technology Canada, Inc., a majority-owned subsidiary of Vie , Croix Securities, Inc., a wholly-owned subsidiary of UTTC, REB Securities Inc., a wholly-owned subsidiary of UTTC; and NextExchange, Inc., a wholly-owned subsidiary of UTTC.

As of the Closing Date, Innovations owned approximately 80% of the diluted outstanding shares of the Vie Common Stock calculated as of May 3, 2002. Diluted shares include the outstanding shares of the Vie Common Stock and (i) shares of any series of capital stock of Vie or its subsidiaries that vote together with the Vie Common Stock, (ii) any outstanding options issued to employees and third parties, and (iii) shares of the Vie Common Stock, or any securities described in clause (i) above, issuable pursuant to or upon conversion or exercise of all rights granted to any party. Assuming conversion of the Note, Innovations would own approximately an additional 9% of Vie's fully-diluted shares of the Vie Common Stock, calculated as of May 3, 2002.

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

On November 27, 2002, the Company entered into a fourth loan agreement with these shareholders. Under this fourth loan agreement, the Company borrowed $750,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The fourth loan is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer twelve shares of Innovations Common Stock and seventy-two shares of the Non-Qualified Preferred Stock of Innovations subject to adjustment as provided in the fourth loan agreement with accrued interest payable in cash at maturity. The value of the securities to be given in consideration at the time of repayment for the loan exceeded the value of the loan by $92,000, which was recorded as a beneficial conversion feature. This amount was charged as interest expense ratably over the life of the loan.

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

On May 28, 2003, the loan the Company executed with these shareholders on November 27, 2002, came due. In accordance with the terms of the agreement, the lenders caused the Company to transfer twelve shares of Innovations' common stock and seventy-two shares of Innovations' Non-Qualified Preferred Stock. In addition, the lenders received four shares of Innovations Non-Qualified Preferred Stock in lieu of cash payment of all remaining obligations, including accrued and unpaid interest, which the Company owed the lenders under the terms of the loan agreement. As a result of this transaction, the loan balance and accrued interest of $787,969 were adjusted to Additional Paid-in-Capital.

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

On June 20, 2003, the Company signed definitive documentation detailing a settlement which was reached with Finova. The terms of this settlement provide that the Company will pay Finova the combined sum of $1,000,000 in the following manner: a) $200,000 within thirty (30) days of the execution of the written settlement agreement; b) $400,000 in January 2004; and c) $400,000 in June 2004. The Company will provide Finova with a consent judgment for the outstanding balance of $6,035,249.25 due on the lease agreements in dispute - to be used only in the event of a default under the terms of the settlement agreement. In consideration of the foregoing, Finova, upon receipt of the first payment of $200,000, will provide all defendants to the litigation (namely, Optimark U.S. Equities, Inc., Optimark, Inc., Optimark Holdings, Inc., Optimark Innovations, Inc. (pleaded as OTSH, Inc.) and Vie Financial Group (pleaded as Ashton Technology Group, Inc.) a release for all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Finova against all defendants in the pending litigation. Additionally, Finova also shall cause a Stipulation of Dismissal, with prejudice, to be filed in the pending action. The first payment of $200,000 was made within the time constraints in the settlement agreement.

Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc. (now known as OptiMark US Equities, Inc.) (Defendant) and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from the sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Plaintiff. Based on the complaint filed in a related action in New Jersey (described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23, 2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark U.S. Equities, Inc. is liable to Avnet for any such payments. Defendant has responded to the complaint and cross-claim by denying its material allegations and asserting special defenses. In December of 2002, Avnet, Inc. amended its cross claim to include a claim for subrogation relating to a payment made on OptiMark U.S. Equities, Inc.'s behalf on a guaranty to Finova and now also seeks to collect additional sums against Defendant in an unspecified amount. Prior to the scheduled trial date of June 25, 2003, all parties reached a tentative settlement, subject to documentation. Under the terms of the settlement, Optimark U.S. Equities, Inc. will pay Comdisco $200,000 and Avnet $220,000, within thirty (30) days of the execution of the written settlement agreement. In consideration of the foregoing, Comdisco and Avnet will release Optimark U.S. Equities, Inc. from all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Comdisco and Avnet against OptiMark U.S. Equities, Inc. in the pending litigation. Comdisco and Avnet will also dismiss the action, including crossclaims, with prejudice. Nothing contained in the settlement agreement shall be construed as an admission of wrongdoing by any party or as an admission of any liability of any kind.

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

7.  SUBSEQUENT EVENTS

On July 22, 2003, the Company extended the maturity date of a $45,000 loan to its Chief Executive Officer to August 31, 2003.

On July 23, 2003, the Company entered into a sixth loan agreement with certain of its shareholders. Under this sixth loan agreement, the Company borrowed $940,000 for a period of 180 days at an interest rate of 10% per annum compounded every ninety days. The sixth loan agreement is secured by substantially all of the assets of the Company. In lieu of repayment of principal in cash, the lenders may require the Company to repay the principal amount of the loan by causing OptiMark to transfer eighty-nine shares of the Non-Qualified Preferred Stock of Innovations and the reduction of the Company's First Call Right by twenty shares subject to adjustment as provided in the sixth loan agreement with accrued interest payable in cash at maturity. The value of the securities to be given in consideration at the time of repayment for the loan will exceed the value of the loan by $400,880, which was recorded as a beneficial conversion feature. This amount is being charged as interest expense ratably over the life of the loan.

On August 7, 2003, documents finalizing the settlement reached between Optimark U.S. Equities, Inc. and Comdisco and Avnet were signed. On August 12, 2003, Optimark U.S. Equities, Inc. paid Comdisco and Avnet $200,000 and $220,000, respectively, under the terms of the settlement agreement, satisfying all of its obligations under the terms of the agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discontinued and Suspended Operations

On September 19, 2000, the Company discontinued its US Equities Business. The Company discontinued all operations of the equities trading system for the US Equities Business and terminated all communications networks and other related systems that were necessary to support that business. Accordingly, results of this operation have been classified as discontinued operations in the consolidated financial statements and prior periods have been reclassified to conform to this presentation. The discussion of results of operations in this section relates only to the Company's Exchange Solutions Services Business. The Company expects the process of disposing of the net liabilities of the discontinued business to be completed by December 31, 2003 as a result of the continuing settlement negotiations with certain companies from which the Company had previously leased equipment. This disposition includes negotiated payments to be made after December 31, 2003.

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

Continuation as a Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current cash and cash equivalents, plus the expected cash flows for 2003, are not expected to be sufficient to meet its 2003 operating and financial commitments. The Company is currently exploring financing opportunities including borrowing cash from certain of its shareholders that would be secured by shares of Innovations Common Stock and/or Non-Qualified Preferred Stock owned by OptiMark. Accordingly, if the Company is unable to raise additional cash by the end of September 2003, the Company will face the imminent and likely potential for bankruptcy or liquidation. If the Company is forced to declare bankruptcy or pursue liquidation, the value of the Company's assets may not be sufficient to pay its creditors in full and, accordingly, the Company's common stock and preferred stock would have no value. The Company will continue to seek additional funding both to support its operation as a holding company as well as its very limited efforts related to potential new product development. While the Company hopes to be able to obtain additional financing for these limited product development activities and continue to borrow money or raise capital, the Company may not be able to raise this capital before it runs out of cash. In addition, the Company has pledged a portion of its shares of capital stock in Innovations to SOFTBANK as payment for loans that have already been provided. In the event that the Company does not have enough cash to pay the principal and interest on these loans as they come due, the Company's holdings in Innovations will be reduced accordingly. This will reduce the Company's ability to utilize these assets to raise additional capital necessary to ensure continuation as a going concern. There is no assurance that the Company's holdings in Innovations will have any value useable as collateral for a loan or sellable to raise cash at any time or in a time frame that would let the Company continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

History of Losses

OptiMark has experienced losses each quarter since its inception. Although the business has been restructured, losses are likely to continue for the foreseeable future. As of June 30, 2003, the Company's accumulated deficit was approximately $376,385,000.

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

Reserve Related to Contract Renegotiations and Terminations.
At the time the Company discontinued the US Equities Business, this reserve was recorded to reflect the contingent liability to those companies from which the Company had previously contracted for leased equipment and related services. The reserve balance is substantially less than the gross claims made by the former suppliers and management must use substantial judgment based on, among other factors, disputing the size of the gross claims based on contractual provisions, asserting counterclaims and affirmative defenses, mitigating the claims through returns or sales of leased equipment and negotiating substantial reductions in the net amounts claimed after mitigation.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2002

Revenue. Total revenue for the three months ended June 30, 2003 was $0 as compared to approximately $515,000 for the three months ended June 30, 2002. The amount in 2002 was derived from the recognition of revenue previously deferred.

Operating Expense. Operating expenses for the three months ended June 30, 2003 totaled approximately $331,000 as compared to approximately $568,000 for the three months ended June 30, 2002.
The following is a discussion of the decrease as it relates to each of the components:

Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2003 totaled $0 as compared to approximately $82,000 for the three months ended June 30, 2002. The decrease of $82,000 was due to the reduction of resources expended on sales and marketing activities, pursuant to the suspension of the Exchange Solutions Services Business and the Company's transition to holding company status.

Research and Development. Research and development expense totaled $0 for the three months ended June 30, 2003 compared to approximately $243,000 for the three months ended June 30, 2002. The decrease of $243,000 was due to the reduction of resources expended on research and development activities, pursuant to the suspension of the Exchange Solutions Services Business and the Company's transition to holding company status.

General and Administrative Expense. General and administrative expense totaled approximately $325,000 for the three months ended June 30, 2003 as compared to approximately $224,000 for the three months ended June 30, 2002. The increase of $101,000 was primarily due to a reclassification of salary expense for the quarter ended June 30, 2002 offset by decreases in 2003 primarily due to a general reduction in expenses pursuant to the Company's transition to holding company status. The significant reductions occurred in personnel related expenses, communications expenses, corporate insurance expense and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $6,000 for the three months ended June 30, 2003 as compared to approximately $19,000 for the three months ended June 30, 2002. The decrease of $13,000 was primarily due to the write off of assets deemed permanently impaired during the latter part of 2002.

Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on loans, gain on disposal of assets and equity in loss of an investee. Other expense, net, was approximately $109,000 for the three months ended June 30, 2003 as compared to other expense, net of approximately $1,111,000 for the three months ended June 30, 2002. The decrease of $1,002,000 is due to a decrease in the loss in equity of an investee and a decrease on interest incurred on the shareholder loans because of lower loan balances and a decrease in the beneficial conversion feature of the loans.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE
30, 2002

Revenue. Total revenue for the six months ended June 30, 2003 was $0 as compared to approximately $515,000 for the six months ended June 30, 2002. The amount in 2002 was derived from the recognition of revenue previously deferred.

Operating Expense.  Operating expenses for the six months ended
June 30, 2003 totaled approximately $845,000 as compared to approximately $4,193,000 for the six months ended June 30, 2002.
The following is a discussion of the decrease as it relates to each of the components:

Sales and Marketing. Sales and marketing expense for the six months ended June 30, 2003 totaled $0 as compared to approximately $395,000 for the six months ended June 30, 2002. The decrease of $395,000 was due to the reduction of resources expended on sales and marketing activities, pursuant to the suspension of the Exchange Solutions Services Business and the Company's transition to holding company status.

Research and Development. Research and development expense totaled $0 for the six months ended June 30, 2003 compared to approximately $1,706,000 for the six months ended June 30, 2002. The decrease of $1,706,000 was due to the reduction of resources expended on research and development activities, pursuant to the suspension of the Exchange Solutions Services Business and the Company's transition to holding company status.

General and Administrative Expense. General and administrative expense totaled approximately $834,000 for the six months ended June 30, 2003 as compared to approximately $1,682,000 for the six months ended June 30, 2002. The decrease of $848,000 was primarily due to a general reduction in expenses pursuant to the Company's transition to holding company status. The significant reductions occurred in personnel related expenses, communications expense, corporate insurance expense and professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense totaled approximately $11,000 for the six months ended June 30, 2003 as compared to approximately $410,000 for the six months ended June 30, 2002. The decrease of $399,000 was primarily due to the write off of assets deemed permanently impaired during the latter part of 2002.

Other Income and Expense. Other income and expense includes interest income on cash and cash equivalents, interest expense on loans, gain on disposal of assets and equity in loss of an investee. Other expense, net, was approximately $218,000 for the six months ended June 30, 2003 as compared to other expense, net of approximately $778,000 for the six months ended June 30, 2002. The decrease of $560,000 was due to a decrease in the loss in equity of an investee and a decrease on interest incurred on the shareholder loans because of lower loan balances and a decrease in the beneficial conversion feature of the loans. These decreases were offset by a decrease in the gain on the disposal of assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, OptiMark's principal sources of liquidity consisted of approximately $1,000 of cash and cash equivalents as compared to approximately $738,000 of cash and cash equivalents as of June 30, 2002.

Net cash used in continuing operating activities for the six months ended June 30, 2003 was approximately $1,007,000 and net cash used in operating activities for the six months ended June 30, 2002 was approximately $4,292,000. The change in net operating cash flows was attributable to net losses in both periods, partially reduced by non-cash charges such as depreciation and amortization, non-cash interest expense, equity in loss of unconsolidated subsidiary and gain on disposal of assets. The fluctuation between periods was also affected by net changes in working capital.

Net cash provided by investing activities was approximately
$8,000 for the six months ended June 30, 2003 and net cash provided by investing activities was approximately $375,000 for the six months ended June 30, 2002. The cash provided by investing activities in 2003 and 2002 primarily consisted of the proceeds received from the sale of assets, chiefly computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2003 was approximately $922,000 and net cash provided by financing activities for the six months ended June 30, 2002 was approximately $3,527,000. In 2003, cash was provided from a shareholder loan. In 2002, cash was provided from the sale of Series E Cumulative Preferred Stock ("Series E Preferred") and shareholder loans.

The results indicated for continuing operations in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 are not necessarily indicative of the spending rates for the continuing operations.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, our principal financial and accounting officer reviewed and evaluated the effectiveness of the design and operations of our disclosure controls and procedures, with the participation of our management. Based on his evaluation, he concluded that our disclosure controls and procedures are effective and sufficient to ensure that the Company records, processes, summarizes and timely reports information required to be disclosed by the Company under the Securities Exchange Act of 1934.

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

On June 20, 2003, the Company signed definitive documentation detailing a settlement reached with Finova. The terms of this settlement provide that the Company will pay Finova the combined sum of $1,000,000 in the following manner: a) $200,000 within thirty
(30) days of the execution of the written settlement agreement; b) $400,000 in January 2004; and c) $400,000 in June 2004. The Company will provide Finova with a consent judgment for the outstanding balance of $6,035,249.25 due on the lease agreements in dispute - to be used only in the event of a default under the terms of the
settlement agreement.    In consideration of the foregoing, Finova,
upon receipt of the first payment of $200,000, will provide all defendants to the litigation (namely, Optimark U.S. Equities, Inc., Optimark, Inc., Optimark Holdings, Inc., Optimark Innovations, Inc. (pleaded as OTSH, Inc.) and Vie Financial Group (pleaded as Ashton Technology Group, Inc.)) a release for all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Finova against all defendants in the pending litigation. Additionally, Finova also shall cause a Stipulation of Dismissal, with prejudice, to be filed in the pending action. The first payment of $200,000 was made within the time constraints in the settlement agreement.

Comdisco, Inc. (Plaintiff) v. OptiMark Technologies, Inc. (now
known as OptiMark US Equities, Inc.) (Defendant) and Avnet, Inc. State of Connecticut Superior Court, Judicial District of Fairfield at Bridgeport. Plaintiff filed a Complaint on December 18, 2000. The action seeks possession of leased equipment, proceeds from the sale of leased equipment, a deficiency judgment in an unspecified amount, and fees and costs and interest. Since the complaint was filed, most, if not all, of the equipment was returned consensually to Plaintiff. Based on the complaint filed in a related action in New Jersey (described below) and on other information received from Comdisco, it is believed that amount of damages claimed is approximately $6,500,000. On March 30, 2001, the parties agreed to consolidate a related case captioned Comdisco, Inc. v. OptiMark Technologies, Inc., Superior Court of New Jersey Law Division Hudson County (filed on January 23, 2001) with the Connecticut proceeding. To effect the consolidation, on or about April 2, 2001, the parties filed a stipulation withdrawing Defendant's motion to dismiss Comdisco's Complaint filed in the Superior Court of New Jersey. That motion had sought dismissal principally on grounds that an identical action alleging breach of contract had previously been filed by Comdisco in Connecticut State Court. In exchange for Defendant's agreement to withdraw its motion, Comdisco agreed to withdraw its New Jersey Complaint without prejudice. In June 2001, Comdisco made a motion for summary judgment with respect to a claim against Avnet relating to a guaranty by Avnet of Defendant's obligations under a Master Lease Agreement for computer equipment leased from Comdisco. Avnet responded to Comdisco's motion by denying liability under the guaranty and asserting a variety of special defenses. In addition, Avnet filed a cross claim against Defendant. The cross claim alleges that if Avnet is found liable under the guaranty, then Avnet becomes subrogated to Comdisco's rights under the Master Lease Agreement to the extent of the payments Avnet makes to Comdisco and that OptiMark U.S. Equities, Inc. is liable to Avnet for any such payments. Defendant has responded to the complaint and cross-claim by denying its material allegations and asserting special defenses. In December of 2002, Avnet, Inc. amended its cross claim to include a claim for subrogation relating to a payment made on OptiMark U.S. Equities, Inc.'s behalf on a guaranty to Finova and now also seeks to collect additional sums against Defendant in an unspecified amount. Prior to the scheduled trial date of June 25, 2003, all parties reached a tentative settlement, subject to documentation. Under the terms of the settlement, Optimark U.S. Equities, Inc. will pay Comdisco $200,000 and Avnet $220,000, within thirty (30) days of the execution of the written settlement agreement. In consideration of the foregoing, Comdisco and Avnet will release Optimark U.S. Equities, Inc. from all claims arising out of the lease transaction between the parties as well as those additional claims asserted, or those that could have been asserted, by Comdisco and Avnet against OptiMark U.S. Equities, Inc. in the pending litigation. Comdisco and Avnet will also dismiss the action,
including crossclaims, with prejudice.   Nothing contained in the
settlement agreement shall be construed as an admission of wrongdoing by any party or as an admission of any liability of any kind.

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


					OPTIMARK HOLDINGS, INC.

August 13, 2003

					By:_/s/_____________________________
					   Name: Robert J. Warshaw
					   Title: Chief Executive Officer
					          and Principal Financial
					          and Accounting Officer



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

5.	I have disclosed, based on my most recent
evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions):

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

Date:	August 13, 2003
						OPTIMARK HOLDINGS, INC.

						By:/s/__________________________
						   Name: Robert J. Warshaw
						   Title: Chief Executive Officer
                                              and Principal Financial
                                              and Accounting Officer